Form 10-Q
period 1995-03-31
RWB MEDICAL INCOME PROPERTIES 1 LTD PARTNERSHIP
filed 1995-05-12
CIK 750457

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1995              Commission File Number 2-92396


              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


         Louisiana                                     72-1007233
         ---------                                     ----------
  (State of Organization)                  (IRS Employer Identification Number)



                        7000 Central Parkway, Suite 850
                        -------------------------------
                             Atlanta, Georgia 30328
                             ----------------------
                    (Address of Principal Executive Office)


                                (404)  668-1080
                                ---------------
               Registrant's Telephone Number, Including Area Code



Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  X          No
                           -----          -----


The number of limited partnership units outstanding at March 31, 1995 was 22,895.

                               TABLE OF CONTENTS



                                    PART I

                                                                        Page No.

Item 1.          Financial Information  . . . . . . . . . . . . . . . .  4 - 8

Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations  . . . .     10



                                   PART II


                 Signatures . . . . . . . . . . . . . . . . . . . . . .     11

                                     PART I


                                    ITEM 1.

                             FINANCIAL INFORMATION

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP


                                     INDEX

                                                                        Page No.
Balance Sheets, March 31, 1995 and December 31, 1994  . . . . . . . . .     4

Statements of Operations for the three
months ended March 31, 1995 and 1994  . . . . . . . . . . . . . . . . .     5

Statements of Partners' Capital for the three
months ended March 31, 1995 and 1994  . . . . . . . . . . . . . . . . .     6

Statements of Cash Flows for the three months ended
March 31, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . .     7

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . .   8-9

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                                 Balance Sheets
                      March 31, 1995 and December 31, 1994
                                  (Unaudited)

         ASSETS                                                     1995                     1994
         ------                                              ----------------          ---------------
Current Assets
   Cash and equivalents                                      $      1,174,323          $     1,327,313
   Accounts receivable, less allowance
       for doubtful accounts of $1,260,062 in 1995
       and $1,233,671 in 1994                                       1,915,280                1,961,437
   Current portion of note receivable                                  74,061                   72,600
   Prepaid expenses and other assets                                  262,163                  183,543
                                                             ----------------          ---------------
         Total current assets                                       3,425,827                3,544,893

Notes receivable                                                      760,375                  779,447
Property, plant and equipment net of
    accumulated depreciation                                       13,315,034               13,498,598
Deferred financing costs, less accumulated
    amortization of $19,616 in 1995 and
    $17,262 in 1994                                                    27,462                   29,816
                                                             ----------------          ---------------
         Total assets                                        $     17,528,698          $    17,852,754
                                                             ================          ===============

    LIABILITIES AND PARTNERS' CAPITAL
    ---------------------------------

Current Liabilities
   Current portion of long term debt                         $        93,947           $        86,679
   Accounts payable                                                  436,653                   427,988
   Accrued payroll and payroll taxes                                 195,142                   227,285
   Accrued vacation pay                                              174,725                   146,113
   Accrued real estate taxes                                          31,231                       191
   Accrued insurance                                                  93,385                    77,614
   Accrued management fees                                            37,038                    15,870
   Patient deposits and trust liabilities                             88,256                    95,247
   Other accrued expenses                                             23,657                    23,531
   Estimated settlements due to third parties                         59,550                   259,793
                                                             ---------------           ---------------
         Total current liabilities                                 1,233,584                 1,360,311

Mortgage notes and capital lease obligations                         957,236                   984,037
Due to affiliates                                                    187,687                   202,846
                                                             ---------------           ---------------
         Total liabilities                                         2,378,507                 2,547,194
                                                             ---------------           ---------------

Partners' capital (deficit)
    Limited partners                                              15,363,628                15,508,120
    General partners                                                (213,437)                 (202,560)
                                                             ----------------          ----------------

         Total partners' capital                                  15,150,191                15,305,560
                                                             ---------------           ---------------

         Total liabilities and partners' capital             $    17,528,698           $    17,852,754
                                                             ===============           ===============



        The accompanying notes are an integral part of these statements.

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                            Statements Of Operations
               For The Three Months Ended March 31, 1995 and 1994
                                  (Unaudited)




                                                                   1995                      1994
                                                              ----------------        ----------------
Revenues
    Net resident service revenue                              $    3,293,158           $     3,053,852
    Rental income                                                     36,300                   165,000
    Other revenue                                                      6,073                     6,581
                                                             ---------------           ---------------

         Total revenue                                             3,335,531                 3,225,433
                                                             ---------------           ---------------

Operating expenses
    Professional care of patients                                  1,581,474                 1,330,618
    Costs of rentals                                                   5,650                     7,598
    Dietary                                                          237,908                   236,678
    Household and plant                                              287,546                   255,760
    General and administrative                                       583,010                   578,289
    Employee health and welfare                                      185,687                   191,426
    Depreciation and amortization                                    196,086                   243,783
                                                             ---------------           ---------------

         Total operating expenses                                  3,077,361                 2,844,152
                                                             ---------------           ---------------

         Operating income                                            258,170                   381,281
                                                             ---------------           ---------------

Other income (expenses)
    Interest income                                                   12,740                     8,572
    Interest expense                                                 (26,005)                  (20,031)
    Provider fees                                                    (30,999)                  (30,999)
                                                             ----------------          ---------------

    Total other income (expenses)                                    (44,264)                  (42,458)
                                                             ----------------          ---------------

Net income                                                   $       213,906           $       338,823
                                                             ===============           ===============

Net income attributable to
    limited partners (93%)                                    $      198,933           $       315,105
Net income attributable to
    general partners (7%)                                             14,973                    23,718
                                                             ---------------           ---------------

                                                             $       213,906           $       338,823
                                                             ================          ===============

Net income per weighted average
limited partnership unit outstanding                         $          8.69           $         13.76
                                                             ===============           ===============



        The accompanying notes are an integral part of these statements.

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                        Statements of Partners' Capital
           For the Period Ended March 31, 1995 and December 31, 1994
                                  (Unaudited)


                                                 Limited Partners          General
                                              Unit        Amount           Partners         Total
                                              ----        ------           --------         -----
Partners' capital (deficit),
    December 31, 1994                         22,895     $15,508,120       $(202,560)     $15,305,560

Distributions to partners
    ($15.00 per limited
    partnership unit outstanding)                           (343,425)        (25,850)        (369,275)

Net income                                                   198,933          14,973          213,906
                                              ------     -----------       ---------      -----------

Partners' capital (deficit),
    March 31, 1995                            22,895     $15,363,628       $(213,437)     $15,150,191
                                              ======     ===========       ==========     ===========

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                            Statements of Cash Flows
                   Three Months Ended March 31, 1995 and 1994
                                  (Unaudited)


                                                                   1995                      1994
                                                             ---------------           ---------------
Cash flows from operating activities:
    Cash received from patient care                           $    3,175,372           $     3,305,559
    Cash paid to suppliers and employees                          (2,893,641)               (2,531,556)
    Interest received                                                 12,740                     8,572
    Interest paid                                                    (26,005)                  (20,031)
    Provider fees                                                    (30,999)                  (30,999)
    Other operating receipts                                           6,073                     6,581
                                                             ---------------           ---------------
         Net cash provided by operating activities                   243,540                   738,126
                                                             ---------------           ---------------

Cash flows from investing activities:
    Loans made                                                             0                    (1,722)
    Collection on loans                                               17,611                    16,261
    Cash payments for capital expenditures                           (10,169)                   (1,111)
                                                             ---------------           ---------------
         Net cash provided (used) by investing activities              7,442                    13,428
                                                             ---------------           ---------------

Cash flows from financial activities:
    Principal payment on debt obligations                            (19,532)                  (26,334)
    Net borrowings (payments) to related parties                     (15,164)                   18,466
    Distributions to partners                                       (369,275)                 (369,275)
                                                             ---------------           ---------------
         Net cash (used) provided
         by financing activities                                    (403,971)                 (377,143)
                                                             ---------------           ---------------

Net increase (decrease) in cash                                     (152,989)                  374,411

Cash and equivalents, beginning of period                          1,327,312                   565,622
                                                             ---------------           ---------------

Cash and equivalents, end of period                          $     1,174,323           $       940,033
                                                             ===============           ===============

Reconciliation of net income to net cash
    provided by operating activities:
Net income                                                   $       213,906           $       338,823
Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization                                    196,086                   243,783
    Decrease (increase) in accounts receivable                        46,156                   (49,502)
    Decrease (increase) in third party receivables                  (200,243)                  136,210
    (Increase) in prepaid expenses and other assets                  (78,621)                   (8,283)
    Increase in accounts payable and
         accrued expenses                                             66,256                    77,095
                                                             ---------------           ---------------

Net cash provided by operating activities                    $       243,540           $       738,126
                                                             ===============           ===============



                The accompanying notes are an integral part of these statements.

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                         Notes to Financial Statements

                                  (Unaudited)

(1)   Financial Statements

      These financial statements have been prepared in accordance with generally accepted accounting principles. The financial information included in these financial statements is unaudited, however, in management's opinion, all normal recurring adjustments necessary for a fair presentation of the results of operations for the periods included have been made.

      Footnote disclosures which would substantially duplicate those contained in the December 31, 1994 audited financial statements have been omitted from this report.

(2)   Mortgage Notes Payable and Capitalized Lease Obligations

      Mortgage notes payable at March 31, 1995 and December 31, 1994 are summarized as follows:

                                                            1995                    1994
                                                     ----------------          ----------------
      Prime plus 1% mortgage note payable
          in monthly principal installments
          of $6,667 plus interest, with a final
          balloon principal payment due
          March 1, 1998                              $      1,040,000           $     1,056,200

      Capitalized lease obligation payable monthly
          with interest rates from 8% to 13.46%                11,183                    14,516
                                                     ----------------           ---------------

                                                     $      1,051,183           $     1,070,716
                                                     ================           ===============


      The aggregate annual maturities of mortgage notes payable and capital lease obligations for the succeeding five fiscal years are as follows:



                               1995              $          62,946
                               1996                         84,105
                               1997                         84,105
                               1998                        821,368
                                                 -----------------
                                                 $       1,052,524

      Less amounts representing interest
      on capital lease obligations                          (1,341)
                                                 -----------------

      Net present value                          $       1,051,183
                                                 =================

(3)   Land, Buildings and Related Personal Property

      A summary of land, buildings, related personal property and accumulated depreciation at March 31, 1995 and December 31, 1994 is as follows:


                                                             1995                      1994
                                                       ---------------           ---------------
      Land                                             $     1,209,226           $     1,209,226
      Buildings and improvements                            16,115,557                16,115,557
      Furniture and equipment                                1,520,008                 1,509,840
      Property under capitalized leases                         50,033                    50,033
                                                       ---------------           ---------------
          Total                                        $    18,894,824           $    18,884,656
      Accumulated depreciation                              (5,579,790)               (5,386,058)
                                                       ---------------           ---------------
          Net property, plant and equipment            $    13,315,034           $    13,498,598
                                                       ===============           ===============

(4)   Related Party Transactions

      Through March 31, 1995, QualiCorp, Inc., the parent of RWB Management Corp. (the Managing General Partner of the Partnership) charged $33,784 of property management fees and $40,054 of administrative expense to the Partnership.

      Through March 31, 1994, QualiCorp, Inc., the parent of RWB Management Corp. (the Managing General Partner of the Partnership) charged $33,279 of property management fees and $49,161 of administrative expense to the Partnership.

                                    ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

Cash balances declined from December 31, 1994 by $152,990 due to lower reimbursement from the Medicare program and slower collections on accounts receivables. Although the day to day operations of the Partnership's Merrillville Indiana nursing facility continues to show slow improvement, the present lessee has not as yet applied for the facility's Medicare license which the Partnership believes is necessary for the future economic viability of the facility.

The Managing General Partner continues to evaluate the facility. If the facility can not achieve breakeven with the present lessee, the Partnership may cancel the lease and either operate the facility itself or sell the facility.

The Partnership continued to make improvement in its Southpoint Manor and Merry Wood Lodge facilities during the quarter. Capital improvement expenditures for these facilities will total approximately $120,000 over the next twelve months.

The Partnership paid a distribution to its limited partners in February 1995 of $15.00 per unit, which equals a 6% return on the initial investment of $1,000.00 per unit. The Partnership expects to make distributions to its limited partners based upon cash flow generated from operations after considering cash required for debt obligations, necessary improvements to its properties and working capital reserves.

Operations

Net income for the quarter was $213,906, $124,917 lower than the same quarter of 1994. Revenue from net resident services rose to $3,293,158, an increase of 7.8% while professional care of residents expenses increased $250,856. The increase in expenses was due to the expansion of the Southpoint Manor therapy program, which started in the third quarter of 1994, along with annual employee salary adjustments. Household and plant expenses include costs of some of the scheduled facility improvements.

Rental income for 1995 includes the Merrillville property rent for the quarter of $165,000, less a reserve of $128,700, which reflects the operating loss of the facility during the first quarter of 1995.

                                    PART II

   Item 6.  Exhibits and Reports on Form 8-K

   (a)    Exhibits.  27 Financial Data Schedule (for SEC use only)

   (b)    Reports on Form 8-K.  There were no reports on Form 8-K filed for the quarter ended March 31, 1995.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RWB MEDICAL INCOME PROPERTIES 1
LIMITED PARTNERSHIP
Registrant




By:  /s/ John H. Stoddard                         Date:  April 28, 1995
     --------------------                                --------------
     John H. Stoddard
     President and Chief Financial Officer
     RWB Management Corp.
     Managing General Partner