Form 10-Q
period 1995-06-30
RWB MEDICAL INCOME PROPERTIES 1 LTD PARTNERSHIP
filed 1995-08-11
CIK 750457

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1995             Commission File Number 2-92396


             RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP
            ------------------------------------------------------
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


                                (404) 668-1080
                                --------------
               Registrant's Telephone Number, Including Area Code



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


The number of limited partnership units outstanding at June 30, 1995 was 22,895.

                               TABLE OF CONTENTS




                                                         PART I
                                                                                                         Page No.

Item 1.      Financial Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3 - 9

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . .          10



                                                         PART II


             Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          11

                                    PART I


                                    ITEM 1.

                             FINANCIAL INFORMATION

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP


                                     INDEX

                                                                                              Page No.
Balance Sheets, June 30, 1995 and December 31, 1994 . . . . . . . . . . . . . . . . . . . .      4

Statements of Operations for the three
months ended June 30, 1995 and 1994 and the six months
ended June 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5

Statements of Partners' Capital for the six months
ended June 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6

Statements of Cash Flows for the six months ended
June 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8 - 9

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                                 Balance Sheets
                      June 30, 1995 and December 31, 1994
                                  (Unaudited)

         ASSETS                                                     1995                     1994
                                                              ---------------           --------------
Current Assets
   Cash and equivalents                                       $     1,123,359           $    1,327,313
   Accounts receivable, less allowance
       for doubtful accounts of $695,006 in 1995
       and $1,233,671 in 1994                                       2,359,760                1,961,437
   Current portion of note receivable                                  75,592                   72,600
   Prepaid expenses and other assets                                  271,462                  183,543
                                                              ---------------           --------------
         Total current assets                                       3,830,173                3,544,893

Notes receivable                                                        6,573                  779,447
Property, plant and equipment net of
    accumulated depreciation                                       13,338,871               13,498,598
Deferred financing costs, less accumulated
    amortization of $21,970 in 1995 and
    $17,262 in 1994                                                    25,108                   29,816
                                                              ---------------           --------------
         Total assets                                         $    17,200,725           $   17,852,754
                                                              ===============           ==============

    LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities
   Current portion of long term debt                          $       171,808          $        86,679
   Accounts payable                                                   594,910                  427,988
   Accrued payroll and payroll taxes                                  258,295                  227,285
   Accrued vacation pay                                               258,156                  146,113
   Accrued real estate taxes                                          101,336                      191
   Accrued insurance                                                   80,780                   77,614
   Accrued management fees                                             77,135                   15,870
   Patient deposits and trust liabilities                             134,546                   95,247
   Other accrued expenses                                              23,511                   23,531
   Estimated settlements due to third parties                         172,210                  259,793
                                                              ---------------           --------------
         Total current liabilities                                  1,872,687                1,360,311

Mortgage notes and capital lease obligations                        1,077,422                  984,037
Due to affiliates                                                     179,110                  202,846
                                                              ---------------           --------------
         Total liabilities                                          3,129,219                2,547,194
                                                              ---------------           --------------

Partners' capital (deficit)
    Limited partners                                               14,360,451               15,508,120
    General partners                                                 (288,945)                (202,560)
                                                              ---------------           ---------------

         Total partners' capital                                   14,071,506               15,305,560
                                                              ---------------           --------------

         Total liabilities and partners' capital              $    17,200,725           $   17,852,754
                                                              ===============           ==============



        The accompanying notes are an integral part of these statements.

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                            Statements Of Operations
               For The Three Months Ended June 30, 1995 and 1994
                and the Six Months Ended June 30, 1995 and 1994
                                  (Unaudited)


                                               Three Months Ended                      Six Months Ended
                                                    June 30                                 June 30
                                             -----------------------               -----------------------
                                             1995               1994               1995               1994
                                             ----               ----               ----               ----
Income:
  Patient service revenues, net       $     3,933,719    $     3,030,464     $    7,226,877     $     6,084,315
  Rental income                                     -            165,000             36,300             330,000
                                      ---------------    ---------------     --------------     ---------------

         Total revenue                      3,933,719          3,195,464          7,263,177           6,414,315
                                      ---------------    ---------------     --------------     ---------------

Operating expenses:
  Costs of patient service                  2,019,880          1,412,520          3,601,355           2,743,138
  Costs of rentals                                  -              3,304                  -              10,902
  Dietary                                     328,058            250,895            565,966             487,573
  Household and plant                         389,570            283,579            677,116             539,338
  General and administrative                  631,292            503,030          1,219,952           1,081,319
  Employee health and welfare                 233,048            160,601            418,735             352,028
  Depreciation and amortization               198,392            234,891            394,478             478,674
                                      ---------------    ---------------     --------------     ---------------
         Total operating expenses           3,800,240          2,848,820          6,877,602           5,692,972
                                      ---------------    ---------------     --------------     ---------------

         Operating income                     133,479            346,644            385,575             721,343
                                      ---------------    ---------------     --------------     ---------------

Other income (expense):
  Interest income                              12,093              7,872             24,834              16,444
  Interest expense                            (26,233)           (22,443)           (52,238)            (42,474)
  Provider fees                               (30,999)           (30,999)           (61,998)            (61,998)
  Other net                                     9,252              5,069             15,325              11,651
  Writedown of asset value                   (807,002)                 -           (807,002)                  -
                                      ---------------    ---------------     --------------     ---------------
         Total other
             income (expense)                (842,889)           (40,501)          (881,079)            (76,377)
                                      ---------------    ---------------     --------------     ---------------

         Net income (loss)            $      (709,410)   $       306,143     $     (495,504)    $       644,966
                                      ===============    ===============     ===============    ===============

Net income per weighted
   average limited partnership unit
   outstanding                        $        (28.82)   $         12.44     $       (20.13)    $         26.20
                                      ===============    ===============     ===============    ===============

        The accompanying notes are an integral part of these statements.

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                        Statements of Partners' Capital
          For the Six Months Ended June 30, 1995 and December 31, 1994
                                  (Unaudited)


                                                Limited Partners            General
                                               Units       Amount           Partners         Total
                                               -----       ------           --------         -----
Partners' capital (deficit),
    December 31, 1994                         22,895     $15,508,120       $(202,560)     $15,305,560

Distributions to partners
    ($15.00 per limited
    partnership unit outstanding)                           (686,850)        (51,700)        (738,550)

Net income (loss)                                           (460,819)        (34,685)        (495,504)
                                              ------     ------------      ---------      -----------

Partners' capital (deficit),
    June 30, 1995                             22,895     $14,360,451       $(288,945)     $14,071,506
                                              ======     ===========       =========      ===========

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                            Statements of Cash Flows
                    Six Months Ended June 30, 1995 and 1994
                                  (Unaudited)


                                                                    1995                    1994
                                                              ---------------          ---------------
Cash flows from operating activities:
    Cash received from patient care                           $     6,777,281          $     6,673,879
    Cash paid to suppliers and employees                           (6,056,215)              (5,257,188)
    Interest received                                                  24,834                   16,444
    Interest paid                                                     (52,238)                 (42,474)
    Provider fees                                                     (61,998)                 (61,998)
    Other operating receipts                                           15,325                   11,651
                                                              ---------------          ---------------
         Net cash provided by operating activities                    646,989                1,340,314
                                                              ---------------          ---------------

Cash flows from investing activities:
    Loans made                                                              -                 (498,612)
    Collection on loans                                                35,537                   32,850
    Cash payments for capital expenditures                           (312,101)                 (31,878)
                                                              ---------------          ---------------
         Net cash provided (used) by investing activities            (276,564)                (497,640)
                                                              ---------------          ---------------

Cash flows from financial activities:
    Additional debt obligations                                       218,855                        -
    Principal payment on debt obligations                             (40,340)                 (51,910)
    Net borrowings (payments) to related parties                      (14,344)                   4,150
    Distributions to partners                                        (738,550)                (738,550)
                                                              ---------------          ---------------
         Net cash used by financing activities                       (574,379)                (786,310)
                                                              ---------------          ---------------

Net increase (decrease) in cash                                      (203,954)                  56,364

Cash and equivalents, beginning of period                           1,327,313                  565,622
                                                              ---------------          ---------------

Cash and equivalents, end of period                           $     1,123,359          $       621,986
                                                              ===============          ===============

Reconciliation of net income to net cash
    provided by operating activities:
Net income                                                    $      (495,504)         $       644,966
Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization                                     394,478                  478,674
    Writedown of Asset Value                                          807,002                        -
    Decrease (increase) in accounts receivable                       (398,324)                  45,105
    Decrease (increase) in third party receivables                    (87,583)                 214,460
    (Increase) in prepaid expenses and other assets                   (87,919)                (119,999)
    Increase in accounts payable and
         accrued expenses                                             514,839                   77,108
                                                              ---------------          ---------------

Net cash provided by operating activities                     $       646,989          $     1,340,314
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

(2)   Mortgage Notes Payable and Capitalized Lease Obligations

      Mortgage notes payable at June 30, 1995 and December 31, 1994 are summarized as follows:

                                                                 1995                     1994
                                                           ---------------           ---------------
          Prime plus 1% mortgage note payable
               in monthly principal installments
               of $6,667 plus interest, with a final
               balloon principal payment due
               March 1, 1998                               $     1,020,000           $     1,056,200

          Promissory note due in monthly
               principal and interest payments of
               $8,200, with final payment
               due January, 1998                                   218,855                         -

          Capitalized lease obligation payable monthly
               with interest rates from 8% to 13.46%                10,375                    14,516
                                                           ---------------           ---------------

                                                           $     1,249,230           $     1,070,716
                                                           ===============           ===============


      The aggregate annual maturities of mortgage notes payable and capital lease obligations for the succeeding four fiscal years are as follows:


                               1995              $          75,027
                               1996                        168,838
                               1997                        177,027
                               1998                        829,505
                                                 -----------------
                                                 $       1,250,397

      Less amounts representing interest
      on capital lease obligations                          (1,167)
                                                 -----------------

      Net present value                          $       1,249,230
                                                 =================

(3)   Land, Buildings and Related Personal Property

      On May 1, 1995, the Partnership purchased the stock of Lakecrest Nursing Home, Inc., formerly Atrium Living Centers of Indiana, Inc., for a nominal amount and cancelled the lease agreement. The transaction is accounted for as a purchase and the results of operations are consolidated with the Partnership for the period beginning May 1, 1995.

      A summary of land, buildings, related personal property and accumulated depreciation at June 30, 1995 and December 31, 1994 is as follows:


                                                            1995                      1994
                                                       ---------------           ---------------
      Land                                             $     1,209,226           $     1,209,226
      Buildings and improvements                            16,033,500                16,115,557
      Furniture and equipment                                1,821,940                 1,509,840
      Property under capitalized leases                         50,033                    50,033
                                                       ---------------           ---------------
          Total                                        $    19,114,699           $    18,884,656
      Accumulated depreciation                              (5,775,828)               (5,386,058)
                                                       ---------------           ---------------
          Net property, plant and equipment            $    13,338,871           $    13,498,598
                                                       ===============           ===============

(4)   Related Party Transactions

      Through June 30, 1995, QualiCorp, Inc., the parent of RWB Management Corp. (the Managing General Partner of the Partnership) charged $61,691 of property management fees and $77,569 of administrative expense to the Partnership.

      Through June 30, 1994, QualiCorp, Inc., the parent of RWB Management Corp. (the Managing General Partner of the Partnership) charged $66,339 of property management fees and $90,785 of administrative expense to the Partnership.

                                    ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

On May 1, 1995, the Partnership purchased the operations of the Merrillville, Indiana facility in anticipation of selling the facility in the near future. The Partnership, in addition, recorded, during the second quarter, a writedown of the Merrillville, Indiana asset value of $807,002. This writedown will bring the basis of the property down to $5,000,000.

Cash balances have declined during the first six months of 1995 due to higher receivables and higher expenditures incurred at its Miami Beach, Florida facility. The higher expenditures were made to enable the facility to take higher acuity patients from the managed care marketplace. In addition, the Partnership continues to make improvements to its property, including leasehold and equipment additions, to better compete for subacute patients. It is projected these expenditures will total an additional $150,000 through year end.

The Partnership paid a distribution to its limited partners in May 1995 of $15.00 per unit, which equals a 6% annualized return on an original investment of $1,000 per unit. The Partnership expects to make quarterly distributions to its limited partners based on cash flow generated by facility operations after considering cash requirements for debt payments, necessary improvements to its properties and working capital reserves.

Operations

The net loss for the second quarter of 1995 was $709,410 and as indicated, included a writedown of the asset carrying value of its Merrillville, Indiana facility. Without the writedown, the results for the quarter would have shown a profit of $97,592 as compared to $306,143 for the second quarter of 1994.
The primary reason for the lower earnings in 1995 as compared to 1994 is due to the Merrillville, Indiana facility. In addition, the Miami Beach, Florida facility had lower earnings due to higher staffing, repair and maintenance and ancillary service costs.

Rental income of $165,000 in 1994 was from the Merrillville, Indiana property. In 1995, for the period prior to the purchase of the operations, the actual operating loss of the facility was reserved against the rental income received.

                                   PART III

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

RWB MEDICAL INCOME PROPERTIES 1
LIMITED PARTNERSHIP
Registrant




By:      /s/ John H. Stoddard                      Date:   July 31, 1995
         --------------------                              -------------
         John H. Stoddard
         President and Chief Financial Officer
         RWB Management Corp.
         Managing General Partner