Form 10-Q
period 1995-09-30
RWB MEDICAL INCOME PROPERTIES 1 LTD PARTNERSHIP
filed 1995-11-09
CIK 750457

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 1995          Commission File Number 2-92396


             RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP
           (Exact Name of Registrant as Specified in its Charter)


       Louisiana                                      72-1007233
       ---------                                      ----------
(State of Organization)                    (IRS Employer Identification Number)




                        7000 Central Parkway, Suite 850
                        -------------------------------
                             Atlanta, Georgia 30328
                             ----------------------
                    (Address of Principal Executive Office)


                               (770)  668-1080
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

                        Yes     X         No
                            ---------        ---------


The number of limited partnership units outstanding at September 30, 1995 was 22,895.

                               TABLE OF CONTENTS





                                    PART I
                                                                                            Page No.
Item 1.          Financial Information  . . . . . . . . . . . . . . . . . . . . . . . . . .   3 - 9

Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations  . . . . . . . . . . . . . .      10



                                   PART II

Item 1.          Report on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11


                 Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11

                                    PART I


                                   ITEM 1.

                            FINANCIAL INFORMATION

             RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP


                                    INDEX


                                                                                             Page No.
Balance Sheets, September 30, 1995 and December 31, 1994  . . . . . . . . . . . . . . . . .    4

Statements of Operations for the three
months ended September 30, 1995 and 1994 and the nine months
ended September 30, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5

Statements of Partners' Capital for the nine months
ended September 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6

Statements of Cash Flows for the nine months ended
September 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8 - 9


             RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                                Balance Sheets
                   September 30, 1995 and December 31, 1994
                                 (Unaudited)

                 ASSETS                                                                           1995           1994
                 ------                                                                       -----------    -----------
Current Assets
         Cash and equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 4,085,853    $ 1,327,313
         Accounts receivable, less allowance
                 for doubtful accounts of $610,963 in 1995
                 and $1,233,671 in 1994 . . . . . . . . . . . . . . . . . . . . . . . . . .     2,034,543      1,961,437
         Current portion of note receivable . . . . . . . . . . . . . . . . . . . . . . . .     1,063,838         72,600
         Prepaid expenses and other assets    . . . . . . . . . . . . . . . . . . . . . . .       209,955        183,543
                                                                                              -----------    -----------
                 Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,394,189      3,544,893

Notes receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -        779,447
Property, plant and equipment, net of
         accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8,308,097     13,498,598
Deferred financing costs, less accumulated
         amortization of $24,323 in 1995 and
         $17,262 in 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        22,754         29,816
                                                                                              -----------    -----------
                 Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $15,725,040    $17,852,754
                                                                                              ===========    ===========

         LIABILITIES AND PARTNERS' CAPITAL
         ---------------------------------

Current Liabilities
         Current portion of long term debt  . . . . . . . . . . . . . . . . . . . . . . . .   $    83,466    $    86,679
         Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       656,772        427,988
         Accrued payroll and payroll taxes  . . . . . . . . . . . . . . . . . . . . . . . .       308,259        227,285
         Accrued vacation pay . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        47,851        146,113
         Accrued real estate taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        92,520            191
         Accrued insurance  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        86,353         77,614
         Accrued management fees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        53,158         15,870
         Patient deposits and trust liabilities . . . . . . . . . . . . . . . . . . . . . .        86,740         95,247
         Other accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        23,327         23,531
         Estimated settlements due to third parties . . . . . . . . . . . . . . . . . . . .       272,210        259,793
                                                                                              -----------    -----------
                 Total current liabilities  . . . . . . . . . . . . . . . . . . . . . . . .     1,710,656      1,360,311

Mortgage notes and capital lease obligations  . . . . . . . . . . . . . . . . . . . . . . .       926,085        984,037
Due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       207,605        202,846
                                                                                              -----------    -----------
                 Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,844,346      2,547,194
                                                                                              -----------    -----------

Partners' capital (deficit)
         Limited partners . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13,252,997     15,508,120
         General partners . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (372,303)      (202,560)
                                                                                              -----------    -----------

                 Total partners' capital  . . . . . . . . . . . . . . . . . . . . . . . . .    12,880,694     15,305,560
                                                                                              -----------    -----------

                 Total liabilities and partners' capital  . . . . . . . . . . . . . . . . .   $15,725,040    $17,852,754
                                                                                              ===========    ===========



        The accompanying notes are an integral part of these statements.

             RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                           Statements Of Operations
            For The Three Months Ended September 30, 1995 and 1994 and the Nine Months Ended September 30, 1995 and 1994
                                 (Unaudited)


                                                                  Three Months Ended              Nine Months Ended
                                                                     September 30                    September 30
                                                               --------------------------    --------------------------
                                                                  1995           1994            1995           1994
                                                                  ----           ----            ----           ----
Income:
   Patient service revenues, net  . . . . . . . . . . . . . .  $ 3,293,074    $ 3,307,327    $ 9,872,160    $ 9,391,643
   Rental income  . . . . . . . . . . . . . . . . . . . . . .            -         50,342         36,300        380,342
                                                               -----------    -----------    -----------    -----------

          Total revenue . . . . . . . . . . . . . . . . . . .    3,293,074      3,357,669      9,908,460      9,771,985
                                                               -----------    -----------    -----------    -----------

Operating expenses:
   Costs of patient service . . . . . . . . . . . . . . . . .    1,780,046      1,631,633      5,050,453      4,374,772
   Costs of rentals . . . . . . . . . . . . . . . . . . . . .            -          3,626              -         14,528
   Dietary  . . . . . . . . . . . . . . . . . . . . . . . . .      267,699        257,514        769,217        745,097
   Household and plant  . . . . . . . . . . . . . . . . . . .      307,685        296,429        890,257        835,767
   General and administrative . . . . . . . . . . . . . . . .      527,786        501,396      1,631,915      1,582,715
   Employee health and welfare  . . . . . . . . . . . . . . .      182,320        163,293        549,178        515,320
   Depreciation and amortization  . . . . . . . . . . . . . .      126,999        236,883        471,911        715,557
                                                               -----------    -----------    -----------    -----------
          Total operating expenses  . . . . . . . . . . . . .    3,192,535      3,090,774      9,362,931      8,783,746

          Operating income  . . . . . . . . . . . . . . . . .      100,539        266,895        545,529        988,239
                                                               -----------    -----------    -----------    -----------

Other income (expense):
   Interest income  . . . . . . . . . . . . . . . . . . . . .       20,230          7,952         45,063         24,396
   Interest expense . . . . . . . . . . . . . . . . . . . . .      (28,616)       (23,921)       (80,854)       (66,396)
   Provider fees  . . . . . . . . . . . . . . . . . . . . . .      (30,999)       (30,998)       (92,996)       (92,996)
   Other net  . . . . . . . . . . . . . . . . . . . . . . . .        6,286          7,952         19,828         19,603
                                                               -----------    -----------    -----------    -----------
          Total other
             income (expense)   . . . . . . . . . . . . . . .      (33,099)       (39,015)      (108,959)      (115,393)
                                                               -----------    -----------    -----------    -----------

          Net income (loss) from
             continuing operations. . . . . . . . . . . . . .       67,440        227,880        436,570        872,846
                                                               -----------    -----------    -----------    -----------
Discontinued Operations
   Loss from operations of dis-
      continued operations of Lakecrest
      Nursing Home  . . . . . . . . . . . . . . . . . . . . .     (302,073)             -       (359,703)             -
   Loss on sale of Lakecrest Nursing
      Home  . . . . . . . . . . . . . . . . . . . . . . . . .     (586,906)             -     (1,393,908)             -
                                                               -----------    -----------    -----------    -----------
          Net loss from discontinued
             operations . . . . . . . . . . . . . . . . . . .     (888,978)             -     (1,753,611)             -
                                                               -----------    -----------    -----------    -----------
          Net income (loss) . . . . . . . . . . . . . . . . .  $  (821,539)   $   227,880    $(1,317,041)   $   872,846
                                                               ===========    ===========    ===========    ===========

Net income (loss) per weighted
   average limited partnership unit
   outstanding  . . . . . . . . . . . . . . . . . . . . . . .  $    (33.37)   $      9.26    $    (53.50)   $     35.46
                                                               ===========    ===========    ===========    ===========

       The accompanying notes are an integral part of these statements.

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                        Statements of Partners' Capital
       For the Nine Months Ended September 30, 1995 and December 31, 1994
                                  (Unaudited)


                                                                  Limited Partners           General
                                                               Units          Amount         Partners          Total
                                                               -----          ------         --------          -----
Partners' capital (deficit),
   December 31, 1994  . . . . . . . . . . . . . . . . . . .    22,895      $ 15,508,120     $ (202,560)    $ 15,305,560

Distributions to partners
   ($45.00 per limited
    partnership unit outstanding) . . . . . . . . . . . . .                  (1,030,275)       (77,550)      (1,107,825)

Net income (loss) . . . . . . . . . . . . . . . . . . . . .                  (1,224,848)       (92,193)      (1,317,041)
                                                               ------      ------------     ----------     ------------

Partners' capital (deficit),
   September 30, 1995 . . . . . . . . . . . . . . . . . . .    22,895      $ 13,252,997     $ (372,303)    $ 12,880,694
                                                               ======      ============     ==========     ============

             RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                           Statements of Cash Flows
                Nine Months Ended September 30, 1995 and 1994
                                 (Unaudited)


                                                                      1995           1994
                                                                   -----------   -----------
Cash flows from operating activities:
   Cash received from patient care  . . . . . . . . . . . . . . .  $ 9,847,781   $ 9,864,776
   Cash paid to suppliers and employees . . . . . . . . . . . . .   (8,576,294)   (7,933,781)
   Interest received  . . . . . . . . . . . . . . . . . . . . . .       45,063        24,396
   Interest paid  . . . . . . . . . . . . . . . . . . . . . . . .      (80,854)      (66,396)
   Provider fees  . . . . . . . . . . . . . . . . . . . . . . . .      (92,996)      (92,996)
   Other operating receipts . . . . . . . . . . . . . . . . . . .       19,828        19,603
                                                                   -----------   -----------
      Net cash provided by operating activities   . . . . . . . .    1,162,528     1,815,602
                                                                   -----------   -----------

Cash flows from investing activities:
   Proceeds from sale of property . . . . . . . . . . . . . . . .    4,000,000             -
   Loans made . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,133,261)       49,838
   Collection on loans  . . . . . . . . . . . . . . . . . . . . .       53,864      (370,030)
   Cash payments for capital expenditures . . . . . . . . . . . .     (160,358)      (67,511)
                                                                   -----------   -----------
      Net cash provided (used) by investing activities  . . . . .    2,760,245      (387,703)
                                                                   -----------   -----------

Cash flows from financial activities:
   Additional debt obligations  . . . . . . . . . . . . . . . . .      218,855             -
   Principal payment on debt obligations  . . . . . . . . . . . .     (280,019)      (77,529)
   Net borrowings (payments) to related parties . . . . . . . . .        4,757        29,377
   Distributions to partners  . . . . . . . . . . . . . . . . . .   (1,107,825)   (1,107,825)
                                                                   -----------   -----------
      Net cash used by financing activities   . . . . . . . . . .   (1,164,232)   (1,155,977)
                                                                   -----------   -----------

Net increase (decrease) in cash . . . . . . . . . . . . . . . . .    2,758,541       271,922

Cash and equivalents, beginning of period . . . . . . . . . . . .    1,327,312       565,622
                                                                   -----------   -----------

Cash and equivalents, end of period . . . . . . . . . . . . . . .  $ 4,085,853   $   837,544
                                                                   ===========   ===========

Reconciliation of net income to net cash
   provided by operating activities:
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(1,317,041)  $   872,846
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization  . . . . . . . . . . . . . . . .      471,911       715,557
   Loss on sale of property . . . . . . . . . . . . . . . . . . .    1,393,907             -
   Discontinued operations  . . . . . . . . . . . . . . . . . . .      359,703             -
   Decrease (increase) in accounts receivable . . . . . . . . . .      (73,106)       10,342
   Decrease in third party receivables  . . . . . . . . . . . . .       12,418        82,450
   (Increase) in prepaid expenses and other assets  . . . . . . .      (26,413)      (71,616)
   Increase in accounts payable and
      accrued expenses  . . . . . . . . . . . . . . . . . . . . .      341,149       206,023
                                                                   -----------   -----------

Net cash provided by operating activities . . . . . . . . . . . .  $ 1,162,528   $ 1,815,602
                                                                   ===========   ===========


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


(2)  Mortgage Notes Payable and Capitalized Lease Obligations

     Mortgage notes payable at September 30, 1995 and December 31, 1994 are summarized as follows:

                                                                       1995             1994
                                                                   ------------     -----------
                 Prime plus 1% mortgage note payable
                       in monthly principal installments
                       of $6,667 plus interest, with a final
                       balloon principal payment due
                       March 1, 1998                               $  1,000,000     $ 1,056,200


                 Capitalized lease obligation payable monthly
                       with interest rates from 8% to 13.46%              9,551          14,516
                                                                   ------------     -----------

                                                                    $ 1,009,551     $ 1,070,716
                                                                    ===========     ===========


     The aggregate annual maturities of mortgage notes payable and capital lease obligations for the succeeding four fiscal years are as follows:



                          1995                             $   21,657
                          1996                                 84,105
                          1997                                 84,105
                          1998                                820,659
                                                           ----------
                                                            1,010,526

      Less amounts representing interest
      on capital lease obligations                               (975)
                                                           ----------

      Net present value                                    $1,009,551
                                                           ==========

(3)  Land, Buildings and Related Personal Property

     On May 1, 1995, the Partnership purchased the stock of Lakecrest Nursing Home, Inc., formerly Atrium Living Centers of Indiana, Inc., for a nominal amount and canceled the lease agreement. The transaction is accounted for as a purchase. When the acquisition occurred, the Partnership held the property for sale. The sale of the assets occurred on September 1, 1995 (see footnote 4 below).

     A summary of land, buildings, related personal property and accumulated depreciation at September 30, 1995 and December 31, 1994 is as follows:


                                                     1995           1994
                                                 -----------    -----------
      Land                                       $   533,200    $ 1,209,226
      Buildings and improvements                  11,571,063     16,115,557
      Furniture and equipment                      1,178,385      1,509,840
      Property under capitalized leases               50,033         50,033
                                                 -----------    -----------
          Total                                  $13,332,681    $18,884,656
      Accumulated depreciation                    (5,024,584)    (5,386,058)
                                                 -----------    -----------
          Net property, plant and equipment      $ 8,308,097    $13,498,598
                                                 ===========    ===========


(4)  Discontinued Operations and Sale of Lakecrest Nursing Home

     Lakecrest Nursing Home, located in Merrillville, Indiana, was sold on September 1, 1995. The loss from discontinued operations was $302,073 for the quarter ended September 30, 1995 and $359,703 for the nine months ended September 30, 1995. In addition, the Partnership recorded a loss on the sale of the Lakecrest Nursing Home of $586,906 for the quarter ended September 30, 1995 and $1,393,908 for the nine months ended September
     30, 1995.

     As noted in footnote 3, the operation of the Lakecrest Nursing Home was acquired on May 1, 1995 as a stock acquisition. Prior to that time, the Partnership had recorded rental income from the leased assets. Consequently, the operation of the facility has been shown as a discontinued operation effective May 1, 1995. The results of operations for the period ended September 30, 1995 were:

           Revenue, net      $ 1,016,496
           Expense             1,376,199
                             -----------
           Net Loss          $  (359,703)
                             ===========

(5)  Related Party Transactions

     Through September 30, 1995, QualiCorp, Inc., the parent of RWB Management Corp. (the Managing General Partner of the Partnership) charged $92,046 of property management fees and $114,711 of administrative expense to the Partnership.

     Through September 30, 1994, QualiCorp, Inc., the parent of RWB Management Corp. (the Managing General Partner of the Partnership) charged $97,634 of property management fees and $128,718 of administrative expense to the Partnership.

                                   ITEM 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

The Partnership sold the Lakecrest Nursing Home, located in Merrillville, Indiana on September 1, 1995 recording a loss from operations for the period ended September 30, 1995 of $359,703 less payments and expenses of $640,000 and a loss from sale of the asset of $1,393,908. The Partnership received $4,000,000 of cash plus a one million ($1,000,000) dollar promissory note payable on September 1, 1996 at an interest rate of nine (9%) percent per annum.

Cash balances for the nine months ended September 30 have declined $448,500, exclusive of the sale proceeds, due to the loss on the discontinued operations and the ongoing facility redecoration plans and needed equipment purchases. It is expected these continuing expenditures will total $250,000 over the next fifteen months.

During the fourth quarter, the Partnership will make its regular distribution of $15.00 per unit on November 15 and in addition, make a special distribution of the excess cash from the sale of the Lakecrest facility.

Medicaid and Medicare reimbursement may well change during the next eighteen months if the proposals being discussed in Washington, DC are passed and then signed by the President. It appears Congress may give back to the States responsibility for implementation of the Medicaid program and fund the program through Block Grants. In addition, some changes may be made in the OBRA regulations. Changes in Medicare reimbursement may include establishing cost limits on ancillary services (including therapy, drugs, and equipment), capital cost limits, and possibly a prospective reimbursement system. What is clear, however, is that any new legislation will encourage providers of care to manage with less revenue from traditional Medicare and Medicaid programs. Expenses will have to be controlled even more than before.

The Partnership will continue to make quarterly distributions to its limited partners based upon cash flow generated by facility operations after considering cash requirements for debt services, needed improvement to its property and cash reserves. There can be no assurance the current distribution of $15.00 per unit per quarter will be maintained into 1996.

Operations

The Partnership net loss for the quarter ended September 30, 1995 was $821,538 which included the loss from the discontinued operation of the Lakecrest Nursing Home and the loss on the sale of the Lakecrest property of $888,978. The net income from continuing operations of $67,440 compared unfavorably to the third quarter of 1994 profit of $227,880.

The primary reason for the lower earnings in 1995 as compared to 1994 is due to the higher cost associated with caring for more acutely ill residents and the highly competitive managed care market in the Miami, Florida area. We believe the Southpoint facility has been positioned to gain an increasing share of the managed care market, however, at the same time better expense controls must be introduced in order to make this a profitable business segment. It is expected the facility will receive shortly its routine cost limit waiver which will also benefit net income.

Expenses on a year to date basis reflect the fact the Southpoint facility introduced its expanded ancillary programs during the third quarter of 1994. The cost of patient care increased for the nine months ended September 30, 1995 over 1994 by $675,681 with approximately $560,000 being attributed to the expanded ancillary programs. Household and Plant costs continue to reflect costs of the continuing redecorating/improvement program.

                                    PART II

                                     ITEM 1

                               REPORT ON FORM 8-K

Report on Form 8-K dated September 8, 1995, Sale of Merrillville, Indiana property known as Lakecrest Nursing Home.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RWB MEDICAL INCOME PROPERTIES 1
LIMITED PARTNERSHIP
Registrant




By:  /s/ John H. Stoddard                      Date: October 31, 1995
     ---------------------------------------         ----------------------
     John H. Stoddard
     President and Chief Financial Officer
     RWB Management Corp.
     Managing General Partner

             RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP


                              Index of Exhibits


         27         Financial Data Schedule for Third Quarter 1995
                    10-Q (for SEC use only)