Form 10-K
period 1995-12-31
RWB MEDICAL INCOME PROPERTIES 1 LTD PARTNERSHIP
filed 1996-03-21
CIK 750457

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-K


                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


     For the Fiscal Year Ended                       Commission File Number
         December 31, 1995                                  2-92396


              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP
             (Exact Name of Registrant as Specified in its Charter)


             Louisiana                               72-1007233
      (State of Organization)             (IRS Employer Identification Number)


                        7000 Central Parkway, Suite 850
                               Atlanta, GA  30328
                    (Address of Principal Executive Office)

                                 (770) 668-1080
             (Registrant's telephone number, including area code)


         Securities Registered Pursuant to Section 12 (b) of the Act:


                                                     Name of Each Exchange
        Title of Each Class                          on Which Registered
        -------------------                          -------------------
     LIMITED PARTNERSHIP UNITS                              NONE


Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X    No
                                 -------   -------

Aggregate market value of the voting stock held by nonaffiliates of the Registrant is not applicable.

The number of limited partnership units outstanding as of March 4, 1996 was 22,895.

The Prospectus of the Registrant dated October 11, 1984, filed pursuant to Rule 424(b) under the Securities Act of 1993 is incorporated by reference, to the extent indicated to Part III of this report.

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                             INDEX TO ANNUAL REPORT

                                  ON FORM 10-K


PART I                                                                                                Page
Item 1:    Business                                                                                      1
Item 2:    Properties                                                                                    3
Item 3:    Legal Proceedings                                                                             3
Item 4:    Submission of Matters to a Vote of Security Holders                                           4

PART II

Item 5:    Market for the Registrant's Common Equity and Related Stockholder Matters                     4
Item 6:    Selected Financial Data                                                                       4
Item 7:    Management's Discussion and Analysis of Financial Condition and Results
           of Operations                                                                                 5
Item 8:    Financial Statements and Supplementary Data                                                   6
Item 9:    Disagreements on Accounting and Financial Disclosure                                          6

PART III

Item 10:   Directors and Executive Officers of the Registrant                                            6
Item 11:   Executive Compensation                                                                        7
Item 12:   Security Ownership of Certain Beneficial Owners and Management                                7
Item 13:   Certain Relationships and Related Transactions                                                8

PART IV

Item 14:   Exhibits, Financial Statement Schedules and Reports on Form 8-K                               8
Signatures                                                                                              10

                                     PART I


                                ITEM 1. BUSINESS


RWB Medical Income Properties 1 Limited Partnership (the Partnership), is a Louisiana limited partnership organized on July 7, 1984. A Registration Statement filed with the Securities and Exchange Commission became effective on October 11, 1984 and the offering of $25,000,000 units of limited partnership interests (the Units) commenced on or about that date. The offering period was terminated on June 30, 1986, upon the sale of 22,895 Units for an aggregate purchase price of $22,895,000.

The purpose of the Partnership is to invest primarily in existing, improved, medically related, income-producing commercial properties, such as medical office buildings and nursing homes. As of December 31, 1995, the Partnership owned two nursing home properties, with a total of 354 beds, which it operated. The Partnership employed approximately 300 full time employees at March 5, 1996. During the year ended December 31, 1995, the Partnership sold a 180 bed nursing home. The property had been leased to another operator through April 30, 1995 when the Partnership acquired the operator's interest in a stock
purchase.   On September 1, 1995 the nursing home real estate was sold.  The operating results of this facility for 1995 are reflected as a discontinued rental operation.

Business Strategy

The Partnership owns real property investments, primarily healthcare related, and operates the properties until such time as a sale or other disposition appears to be advantageous to the Limited Partners. Factors such as potential capital appreciation, industry trends, cash flow and federal income tax consequences to the Limited Partners will be considered before Partnership property dispositions are made.

Long Term Care Industry

The long term care industry is composed of many facilities offering services to subacute, skilled, assisted living, and personal care residents. The Partnership's nursing homes are considered to be in the skilled segment of the industry, although several of its homes offer subacute services. Subacute services have allowed many providers to expand their services and at the same time become more profitable. In addition, providers have taken advantage of these higher returns to consolidate their operations either through initial public offerings or through merging with one another. Subacute care, however, cannot be offered in all nursing homes. Many companies have established different criteria, including minimum population levels, in order to operate a subacute program in a profitable manner. This is necessary due to the shorter lengths of stay of patients and the need to obtain more and more admissions to fill the shorter stay beds. Even with higher costs in the nursing and service departments, nursing home industry subacute care is considered to be more cost effective in caring for patients than hospital care.

Historically, nursing homes have derived their revenues from Medicare, Medicaid and private pay patients. In the past few years, the industry has seen an increase in private insurance patients and to a greater extent, contractual services from Health Maintenance Organizations (HMO's) and Preferred Provider Organizations (PPO's).

The industry has always faced an increasing challenge in staffing its facilities. This is particularly true with regard to Registered Nurses, Licensed Practical Nurses and Certified Nurse Aides. Depending upon the geographic area, the Partnership competes with hotels, motels and restaurants for other employees, including dietary and housekeeping workers. Approximately fifty percent of Partnership operating costs are composed of employee salaries and benefits. From time to time, the Federal government has proposed increasing the minimum wage. Any increase in the minimum wage would adversely impact nursing home providers and would have to be supported by increases in Medicare and Medicaid reimbursement rates.

The Federal government has been discussing these very programs as it looks for ways to down size government. The Medicaid program could be impacted through block grant programs. Such a change would cap the federal funding of the program. If this were the case, and the State wished to retain the current level of services, significant additional funding would have to be found. This is particularly true if the OBRA regulations were not repealed. The Medicare program is being examined for possible changes including implementing cost limits on ancillary services (such as therapy programs, equipment and diagnostic services), capital cost reductions, a continued freeze of the routine cost limits and perhaps a prospective payment system. The potential impact of such changes, either alone or in combination, cannot be determined at this time.

The Partnership owns nursing facilities in the States of Florida and Alabama. At present, each of these states' reimbursement programs reimburse the nursing facilities based upon historical costs. Each state has developed a wait and see attitude toward program changes until such time as the Federal government acts.

Information regarding industry segments is not applicable for the Partnership business.

Seasonality

The Partnership's revenue and operating income fluctuates from quarter to quarter and tend to be higher in the third and fourth quarter of each fiscal year. This seasonality is due primarily to the state Medicaid programs in which the Partnership operates, rate increases which tend to take effect in such quarters and census levels.

SERVICES PROVIDED

Routine Services

All of the nursing homes operated by the Partnership are licensed as skilled care facilities by the appropriate state regulatory agencies. Routine services include the provision of skilled care services and assistance with activities of daily living, depending upon the needs of each resident. Subacute care, including ventilator and therapy services, may also be provided as specified by each resident's physician. Skilled nursing care is rendered 24 hours per day by registered or licensed nurses and certified nurses aides.

Ancillary Services

The Partnership provides a variety of rehabilitative services at its facilities for its residents. These services include physical, speech, occupational, and respiratory therapies. The Partnership continues to expand these services as warranted by the needs of the residents and the requirements of third-party payor programs.

                               ITEM 2. PROPERTIES


The Partnership originally purchased five medically related commercial properties. At December 31, 1995, two properties were owned by the Partnership. They are:


                                                                               Average Daily Census
                           Date of         No. of       Medical                --------------------
     Property            Acquisition        Beds      Real Estate     1995      1994     1993      1992    1991
     --------            -----------        ----      -----------     ----      ----     ----      ----    ----
Southpoint Manor           09/03/86         230      Long-term care    216      217       223      226      222
Miami Beach, Florida                                    facility


Merry Wood Lodge           10/01/86         124      Long-term care    121      121       123      124      124
Elmore, Alabama                                         facility


The Partnership has sold the following properties:

                                    Date of             Date                      Type of
     Property                     Acquisition           Sold                Medical Real Estate
     --------                     -----------           ----                -------------------
Six Columbia Place                                                        Medical Office Building/
Tampa, Florida                     09/30/86            7/29/92                Parking Facility

Clayton Medical Center                                                         Medical Office
Riverdale, Georgia                 07/01/85           11/11/92                    Building

Lakecrest Nursing                  12/17/85            9/1/95                     180 Bed
Home (1) (formally                                                             Long-term Care
Merrillville Convalescent                                                         Facility
Center)
Merrillville, Indiana

(1) The facility was leased to an outside organization through December 16, 1992, as indicated in Footnote 2 of the financial statements. On December 17, 1992, the lessee was declared in default and the Partnership assumed operations. Effective January 1, 1993, the Partnership leased the Merrillville facility to another lessee (as indicated in notes 2 and 4 of the financial statements). On May 1995, the Partnership purchased the stock of Atrium Living Centers of Indiana, Inc. and canceled the 1993 lease. The Partnership operated the facility as Lakecrest Nursing Home until the real estate was sold on September 1, 1995.

A description of the Partnership's purchase and sale of the properties is disclosed in Notes 1(f), 2, 3, 4, 5 and 9 of Notes to Financial Statements.

                           ITEM 3. LEGAL PROCEEDINGS


There are no material pending legal actions against the Partnership. As noted in the financial statements note 10, however, the Partnership does have certain contingent liabilities.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


Not applicable.

                                    PART II


                ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP
                   UNITS AND RELATED SECURITY HOLDER MATTERS


There is no established public trading market for the Partnership Units. There were 2,027 limited partners as of March 4, 1996. Distributions paid per limited partner unit for each quarter in the last five years are incorporated by reference from Item 6 below.

                        ITEM 6. SELECTED FINANCIAL DATA


Selected financial data for the period January 1, 1991 to December 31, 1995 is shown below:

(000's omitted except for per share data and distributions)


                                  1995       1994       1993        1992        1991
                                  ----       ----       ----        ----        ----
Summary of Operations:
  Total Revenue             $   13,530     12,364     11,898      11,678      10,741
  Operating Income          $      998        874      1,332       1,318       1,453
  Net Income (Loss)         $     (902)       843      1,179         869       1,367

Per Share Data:
  Net Income (Loss)
  per Limited Partner
  Unit                      $   (40.76)     34.23      47.91       34.76       55.55

Financial Condition:
  Total Assets              $   13,359     17,853     18,044      18,978      19,826
  Long-term Debt            $      989      1,071      1,163         716       1,237
  Partner's Capital         $   10,327     15,306     15,940      16,935      17,543

Distributions per Limited
Partner Unit:
  First Quarter             $    15.00      15.00      15.00       15.00       12.50
  Second Quarter            $    15.00      15.00      15.00       15.00       12.50
  Third Quarter             $    15.00      15.00      15.00       15.00       15.00
  Fourth Quarter            $    15.00      15.00      15.00       15.00       15.00
  Special Distribution of
    Sale Proceeds           $   113.56       0.00      30.44        0.00        0.00


Quarterly Financial data for the period January 1, 1993 to December 31, 1995 (000's omitted)

                                                 1995
                              ------------------------------------------
                              1st Qtr.   2nd Qtr.   3rd Qtr.    4th Qtr.
                              --------   --------   --------    --------
Total Revenue               $    3,342  $   3,288   $  3,298    $  3,602
Income from Operations             264        196        105         433
Loss on Discontinued
  Operations                         0       (864)      (889)        (30)
Net Income (Loss)                  214       (709)      (822)        415

                                                 1994
                              ------------------------------------------
                              1st Qtr.   2nd Qtr.   3rd Qtr.    4th Qtr.
                              --------   --------   --------    --------
Total Revenue                 $  3,096  $   3,071   $  3,237    $  2,960
Income from
  Operations (Loss)                356        327        249         (58)
Net Income (Loss)                  339        306        228         (30)

                                                 1993
                              ------------------------------------------
                              1st Qtr.   2nd Qtr.   3rd Qtr.    4th Qtr.
                              --------   --------   --------    --------
Total Revenue                 $  2,756  $   3,007   $  3,028    $  3,107
Income from Operations             228        407        339         358
Net Income                         164        349        303         363



                ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Reserves

Cash and equivalent balances totaled $876,850 at December 31, 1995, a decrease of $450,463 from the previous year. Cash provided from operations decreased to $99,372 during the year from $2,327,655 from 1994. This decrease was primarily due to lower collections on resident accounts receivable, particularly Medicaid and managed care and the effect of the Lakecrest Nursing Home operations. With the sale of the Lakecrest facility completed, it is anticipated that cash from operations will improve in future periods.

Payments for capital expenditures were $501,500 including approximately $250,000 for the Lakecrest facility. In 1996, the Partnership expects to incur costs of approximately $350,000 for similar expenditures. The cash flow from operations will determine when these expenditures are made.

During 1995, the Partnership paid regular distributions to its limited partners totaling $60.00 per unit and equaling a 6% return on the initial investment of $1,000 per unit. In addition, the Partnership distributed $113.56 per unit which represented a portion of the sale proceeds of the Lakecrest Nursing Home. Although the Partnership expects to make distributions to its limited partners based upon cash flow generated from operations after considering cash required for debt obligations, necessary improvements to its properties and working capital reserves, no assurances can be given that distributions will be made in the future.

The Partnership has a $500,000 line of credit available to it should the need arise. At the present time, the Managing General Partner believes the Partnership has adequate working capital and does not believe it will be necessary to borrow additional funds.

Results of Operations

Fiscal Year 1995 Compared to 1994

The Partnership's net loss for the year ended December 31, 1995 was $901,714, compared to a profit of $842,577 in the previous year. The loss included a loss on disposal of the rental operation of the Lakecrest Nursing Home of $1,575,134. Operating income for the twelve months ended December 31, 1995 was $998,254, as compared to $874,261 for the previous year. Total revenue increased to $13,529,775 in 1995, an increase of $1,166,000 over 1994. This increase of 9.4% was due to improved routine services rates as well as substantially higher ancillary services provided to residents.

Operating expenses increased $1,041,895 over 1994 due to increased wages paid to employees, increased cost of supplies for nursing care and higher contracted services, primarily for ancillary services.

Other income (expenses) reflects higher interest expense due to the fluctuation of the prime rate during the year.

Fiscal Year 1994 Compared to 1993

Net income for the year ended December 31, 1994 was $842,577 as compared to $1,179,398 for the year ended December 31, 1993. The decrease in earnings was due to lower than expected margins in the Southpoint Manor operation caused primarily by the increase in labor costs and ancillary service expenses. It is expected much of this expense will benefit ongoing operations as the facility builds its reputation to treat more acute patients.

Revenues increased $466,216 while expenses increased $924,117 between years. As stated previously, labor costs and ancillary service expenses increased substantially during the year. In addition, plant operation repairs and maintenance costs increased $73,232 over 1993 due to exterior painting and sealing of the structure. General and Administrative costs were $89,489 under the 1993 level due to excellent results from the workers compensation program at Southpoint Manor, partially offset by higher administrative salary costs. Employee health and welfare costs in 1993 included vacation pay accruals which have been allocated in 1994 to the various departments. Providers fees declined during 1994 due to changes implemented by the state.

Fiscal Year 1993 Compared to 1992

Net income increased in 1993 to $1,179,398 from $869,156 in the previous year. The 1992 results included a loss of $208,889 on the sale of two of the Partnership's properties.

Net patient service revenues during 1993 increased $824,341 over the prior year primarily due to higher subacute revenues billed from its Southpoint Manor ventilator program. Rental Income for 1993 was $330,000 while 1992 Rental Income and Direct Financing lease income totaled $623,167. The decrease is attributed to lower rental income recorded from the Partnership's Merrillville lease and the sale of two properties in 1992.

Total operating expenses increased $544,829 due to higher ancillary expense connected with the operation of the subacute program at Southpoint Manor, and higher salaries paid to nursing personnel. Cost of rental expense declined $140,363 due to the sale of two properties in 1992. The decrease in general and administrative expense is attributed to cost associated with the 1992 operation of the Merrillville property offset by higher insurance charges, and cost reimbursements.

Depreciation and amortization expense was $156,274 higher in 1993 than 1992 due to depreciation taken on the Merrillville Indiana property for the full year.


              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The financial statements and supplementary data required by Regulation S-X are included in this Form 10-K commencing on page F-1.


    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                             FINANCIAL DISCLOSURE


There were no changes of auditors for the Partnership during the fiscal year 1995 and 1994.


                                    PART III


          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The Partnership has no directors or executive officers. RWB Management Corp. (RWBMC), a Louisiana corporation , is the Managing General Partner of the Partnership. The directors and executive officers of RWBMC as of December 31, 1995 are listed below. Directors serve for one year or until the next annual meeting of stockholders of RWBMC or until their successors are elected and qualified. RWBMC is a wholly-owned subsidiary of QualiCorp, Inc., a Louisiana corporation. The directors and executive officers of QualiCorp, Inc. are also listed below. The relationship of the Managing General Partner to its Affiliates is described under the caption "Conflicts of Interest" at pages 28 through 30 of the Prospectus, which pages are specifically incorporated by reference herein.

The executive officers of RWBMC and QualiCorp, Inc. are as follows:



   Name                         Age     Principal Occupation During the Past Five Years
   ----                         ---     -----------------------------------------------
John M. DeBlois                 58      Chairman of the Board since 1981. Chairman of the Board of Qualicare, Inc., a hospital management company, from the mid 1970's to 1983.

John H. Stoddard                53      President and Chief Financial Officer from July 1, 1988.  Senior Vice President with Safecare Health Services, Inc., a health care management company, from
                                        September 1, 1985 to March 1988.  From May 1983 to August 1985, Treasurer,
                                        Continental Health Services, a health care management company.  Prior to May
                                        1983, was Vice President - Finance with Qualicare, Inc.

Wanda J. Honea                  38      Vice President - Investor Services from May 1990.  Office relocation consultant from October 1989 through April 1990.  From October 1988 to October 1990, Office
                                        Administrator for Hunton & Williams, a law firm.  Prior to 1988, administrative assistant at Hansell & Post.

Mr. DeBlois and Mr. Stoddard are Directors of RWBMC and Qualicorp, Inc. There are no family relationships among any of the above officers and/or directors.


                        ITEM 11. EXECUTIVE COMPENSATION


The Partnership has no officers or directors. No director or officer of the Managing General Partner received any remuneration from the Partnership for the three years ended December 31, 1995. The Partnership paid to Qualicorp, Inc., the parent of RWBMC, the Managing General Partner $166,077 in 1995 as reimbursement for administrative expenses (primarily salaries) incurred during the year.


               ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT


No person or group is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

No executive officers and directors of RWBMC owned any units in the Partnership at December 31, 1993. RWBMC held 23 units in the Partnership at December 31, 1995. QualiCorp, Inc., parent of RWBMC, the Partnership's Managing General Partner, held 73 units in the Partnership at December 31, 1995.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Qualicorp Inc., the parent of RWBMC, charged the following amounts for management fees and administrative expenses to the Partnership during the periods shown:

                                      Management                  Administrative
                                         Fees                         Fees
                                         ----                         ----
1995                                    121,266                       166,077

1994                                    132,776                       179,086

1993                                    116,624                       166,880


Under the Partnership Agreement, the General Partners are entitled to participate in distributions of the Partnership's Cash Flow as described under the caption "Management Compensation" at pages 24 through 26 of the Prospectus. Cash distributions of $103,400, $103,397, and $103,400, were made to the General Partners during 1995, 1994, and 1993 respectively. The General Partners also share in the Partnership's net profits and net losses.


                                    PART IV


                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                            AND REPORTS ON FORM 8-K


(a)  The following documents are filed as part of this report.

1. The Partnership's financial statements and supplementary information appear in a separate section of this Form 10-K commencing on pages referenced below:

                                                                      Page
                                                                      ----
    Independent Auditor's Report                                      F-1

    Financial Statements
           Balance Sheets                                             F-2
           Statements of Operations                                   F-3
           Statements of Partners' Capital                            F-4
           Statements of Cash Flow                                    F-5
           Notes to Financial Statements                              F-7

    Information Accompanying the Basic Financial Statements
           Independent Auditor's Report on Information
               Accompanying the Basic Financial Statements            F-18
           Schedule of Valuation and Qualifying Accounts
               and Reserves for Allowances for Doubtful Accounts      F-19
           Schedule of Consolidated Supplementary Income
               Statement Information                                  F-20
           Schedule of Real Estate and Accumulated Depreciation       F-21

2.  Exhibits:

3-A. The Prospectus of the Registrant dated October 11, 1984 as supplemented August 8, 1985, August 14, 1985, October 2, 1985 and November 21, 1985 and filed pursuant to Rule 424(b) under the Securities Act of 1933 and Preliminary Supplement and Amendment Number 5 dated November 29, 1985 is hereby incorporated herein by reference.

3-B. Amended and Restated Articles of Limited Partnership set forth as Exhibit A to the Prospectus, incorporated herein by reference.

(b) No reports on Form 8-K have been filed during the fourth quarter of the fiscal year ended December 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Atlanta, state of Georgia.

RWB MEDICAL INCOME  PROPERTIES 1
         LIMITED PARTNERSHIP

         RWB MANAGEMENT CORP.
         Managing General Partner


By:      /s/ John H. Stoddard                        Date:  March 15, 1996
         --------------------
         John H. Stoddard
         President, Director, Chief
         Financial Officer and Principal
         Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Name
         ----
                                        Position                   Date
                                        --------                   ----
[S]                             [C]                           [C]
/s/ John M. DeBlois             Chairman of the Board         March 15, 1996
-------------------
John M. DeBlois

/s/ John H. Stoddard            President, Director,          March 15, 1996
--------------------            Chief Financial Officer
John H. Stoddard                and Principal Accounting
                                Officer

                             SELF & MAPLES, P.A.

                         Certified Public Accountants

                            Oneonta, Alabama 35121

                                 [LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT



To the Partners
RWB Medical Income Properties 1 Limited Partnership

We have audited the accompanying balance sheets of RWB Medical Income Properties 1 Limited Partnership as of December 31, 1995 and 1994 and the related statements of operations, partners' capital and cash flows for each of the three years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain a reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RWB Medical Income Properties 1 Limited Partnership as of December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.



/s/ Self & Maples, P.A.

January 26, 1996
Oneonta, Alabama

               RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994

                                                                          1995              1994
                                                                      ------------      --------------

               ASSETS
               ------
Current assets
  Cash and equivalents                                                $    876,850        $  1,327,313
  Accounts receivable, less allowance for
     doubtful accounts of $837,727 in 1995
     and $1,233,671 in 1994                                              2,614,844            1,961,437
  Estimated settlements due from third parties                             373,738                -
  Current portion of notes receivable                                    1,045,102               72,600
  Prepaid expenses and other assets                                        127,472              183,543
                                                                       -----------        -------------
     Total current assets                                                5,038,006            3,544,893

Notes receivable                                                             -                  779,447
Property, plant and equipment net of
   accumulated depreciation and amortization                             8,300,807           13,498,598
Deferred financing costs, less accumulated
   amortization of $26,677 in 1995 and
   $17,262 in 1994                                                          20,401               29,816
                                                                       -----------        -------------
     Total assets                                                     $ 13,359,214        $  17,852,754
                                                                      ============        =============

    LIABILITIES AND PARTNERS' CAPITAL
    ---------------------------------

Current liabilities
  Current portion of long term debt                                         84,105               86,679
  Accounts payable                                                         834,703              427,988
  Accrued payroll and payroll taxes                                        235,579              227,285
  Accrued vacation pay                                                     146,439              146,113
  Accrued real estate taxes                                                    193                  191
  Accrued insurance                                                         10,977               77,614
  Accrued management fees                                                   53,158               15,870
  Patient deposits and trust liabilities                                    81,190               95,247
  Other accrued expenses                                                    23,357               23,531
  Estimated settlements due to third parties                               417,145              259,793
                                                                      ------------        -------------
     Total current liabilities                                           1,886,846            1,360,311

Mortgage notes and capital lease obligations                               904,605              984,037
Due to affiliates                                                          240,973              202,846
                                                                      ------------        -------------
     Total liabilities                                                   3,032,424            2,547,194
                                                                      ------------        -------------
Partners' capital (deficit)
  Limited partners                                                      10,601,361           15,508,120
  General partners                                                        (274,571)            (202,560)
                                                                      ------------        -------------
     Total partners' capital                                           (10,326,790)         (15,305,560)
                                                                      ------------        -------------

     Total liabilities and partners' capital                          $ 13,359,214        $  17,852,754
                                                                      ============        =============



        The accompanying notes are an integral part of these statements.

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993



                                                        1995                1994                 1993
                                                    ------------        ------------       ---------------
Revenues
   Net patient service revenue                     $  13,503,777        $   12,336,791     $    11,852,484
   Other revenue                                          25,998                27,096              45,187
                                                   -------------        --------------     ---------------
      Total revenue                                   13,529,775            12,363,887          11,897,671
                                                   -------------        --------------     ---------------

Operating expenses
   Professional care of patients                       6,977,036             5,922,576           5,002,488
   Dietary                                             1,022,914             1,006,362             945,141
   Household and plant                                 1,169,583             1,190,677           1,027,026
   General and administrative                          2,122,280             2,034,703           2,124,192
   Employee health and welfare                           733,580               674,289             825,190
   Depreciation and amortization                         506,128               661,019             641,472
                                                   -------------        --------------     ---------------
      Total operating expenses                        12,531,521            11,489,626          10,565,509
                                                   -------------        --------------     ---------------
      Operating income                                   998,254               874,261           1,332,162
                                                   -------------        --------------     ---------------
Other income (expenses)
   Interest income                                       112,432               109,051             101,833
   Interest expense                                     (105,564)              (92,302)            (79,793)
   Provider fees                                        (123,995)             (123,995)           (164,788)
                                                   -------------        --------------     ---------------
      Total other income (expenses)                     (117,127)             (107,246)           (142,748)
                                                   -------------        --------------     ---------------
      Income before recognition
        of discontinued operations                       881,127               767,015           1,189,414

Discontinued operations
   Loss on disposal of rental
     operations including the
     results of operations
     during phase-out period                          (1,575,134)                 -                   -
   Income (loss) from discontinued
     rental operations                                  (207,707)               75,562             (10,016)
                                                   -------------       ---------------     ---------------
       Net income (loss)                           $    (901,714)      $       842,577     $     1,179,398
                                                   =============       ===============     ===============
Net income (loss) attributable to
   limited partners                                $    (933,103)      $       783,597     $     1,096,840
Net income (loss) attributable to
   general partners                                       31,389                58,980              82,558
                                                   -------------       ---------------     ---------------
                                                   $    (901,714)      $       842,577     $     1,179,398
                                                   =============       ===============     ===============
Net income (loss) per limited
  partnership unit outstanding:
    Continuing operations                          $       35.79       $         31.16     $         48.31
    Discontinued operations                               (76.55)                 3.07                (.40)
                                                   --------------      ---------------     ----------------
       Net income (loss) per unit                  $      (40.76)      $         34.23     $         47.91
                                                   ==============      ===============     ===============





       The accompanying notes are an integral part of these statements.

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                                                                            1995                   1994                 1993
                                                                      --------------         ----------------   ----------------
Cash flows from operating activities:

  Cash received from patient care                                     $   11,607,874         $    13,067,071    $    11,708,746
  Interest received                                                          112,432                  58,395             49,892
  Other operating receipts                                                    25,998                  27,096             45,187
  Cash paid to suppliers and employees                                   (11,417,373)            (10,608,610)       (10,332,006)
  Interest paid                                                             (105,564)                (92,302)           (79,793)
  Provider fees                                                             (123,995)               (123,995)          (164,788)
                                                                      --------------         ---------------    ---------------
  Net cash provided by
    operating activities                                                      99,372               2,327,655          1,227,238
                                                                      --------------         ---------------    ---------------
Cash flows from investing activities:

  Cash payments for capital expenditures                                    (501,500)                (79,293)          (157,032)
  Cash proceeds from the sale of property                                  4,000,000                   -                  -
   Loans made                                                                  -                       -               (734,346)
   Collections on loans                                                       72,600                  67,101             61,899
                                                                      --------------         ---------------    ---------------
  Net cash provided (used) by
    investing activities                                                   3,571,100                 (12,192)          (829,479)
                                                                      --------------         ---------------    ---------------

Cash flows from financing activities:

  Additional debt obligations                                                  -                       -                515,584
  Net related party transactions                                              38,127                  15,887              7,882
  Principal payments on debt obligations                                     (82,006)                (92,564)           (85,455)
  Distributions to partners                                               (4,077,056)             (1,477,095)        (2,174,020)
                                                                      --------------         ---------------    ---------------
  Net cash used by
    financing activities                                                  (4,120,935)             (1,553,772)        (1,736,009)
                                                                      --------------         ---------------    ---------------
Net increase (decrease) in cash
    and equivalents                                                         (450,463)                761,691         (1,338,250)

Cash and equivalents, beginning of year                                    1,327,313                 565,622          1,903,872
                                                                      --------------         ---------------    ---------------
Cash and cash equivalents, end of year                                $      876,850         $     1,327,313    $       565,622
                                                                      ==============         ===============    ===============



        The accompanying notes are an integral part of these statements.

                                        RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                                                     STATEMENTS OF CASH FLOWS
                                       FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993


                                                             1995                   1994                     1993
                                                        ------------             -----------           --------------
Reconciliation of net income to net cash
  provided by operating activities:

  Net income (loss)                                     $   (901,714)            $   842,577           $    1,179,398
                                                        ------------             -----------           --------------
  Adjustments to reconcile net income to net cash
  provided by operating activities:

    Depreciation and amortization                            701,554                 954,158                  934,611
    Provision for losses
      on accounts receivable                                (395,944)                221,790                  509,993
    Loss on disposal of property                           1,575,134                   -                        -
    (Increase) decrease in
      accounts receivable                                 (1,283,573)               (487,116)                (770,509)
    (Increase) decrease in
      third party receivables                               (373,738)                297,604                 (222,604)
    (Increase) decrease in prepaid expenses
      and other assets                                        56,071                 (21,208)                  (9,464)
    Increase (decrease) in accounts payable
      and accrued expenses                                   564,230                 260,057                 (351,628)
    Increase (decrease) in
      third party payables                                   157,352                 259,793                  (42,559)
                                                        ------------             -----------           --------------
    Total adjustments                                      1,001,086               1,485,078                   47,840
                                                        ------------             -----------           --------------
  Net cash provided by
    operating activities                                $     99,372             $ 2,327,655           $    1,227,238
                                                        ============             ===========           ==============



Supplemental schedule of noncash investing and financing activities:

  Note receivable taken for property sold                  1,000,000                       -                        -
  Equipment purchased with capital lease                           -                       -                   16,870
  Debt paid with additional borrowings                             -                       -                  684,416





        The accompanying notes are an integral part of these statements.

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                        STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                   Limited            Limited
                                   Partners           Partners       General
                                    Units              Amount        Partners              Total
                                ------------        -----------    ------------         ------------
Partners' capital (deficit)
   December 31, 1992                  22,895        $17,072,001    $   (137,301)         $16,934,700

Distributions to partners
   ($90.44 per limited
   partnership unit
   outstanding)                         -            (2,070,620)       (103,400)          (2,174,020)
Net income                              -             1,096,840          82,558            1,179,398
                                ------------        -----------    ------------         ------------

Partners' capital (deficit)
   December 31, 1993                  22,895         16,098,221        (158,143)          15,940,078
                                ------------        -----------    ------------         ------------
Distributions to partners
   ($60.00 per limited
   partnership unit
   outstanding)                         -            (1,373,698)       (103,397)          (1,477,095)
Net income                              -               783,597          58,980              842,577
Partners' capital (deficit)
   December 31, 1994                  22,895         15,508,120        (202,560)          15,305,560
                                ------------        -----------    ------------         ------------
Distributions to partners
   ($173.56 per limited
   partnership unit
   outstanding)                         -            (3,973,656)       (103,400)          (4,077,056)
Net income before recognition
   of discontinued operations           -               819,448          61,679              881,127
Loss on disposal of rental
   operations including the
   results of operations
   during phase-out period              -            (1,559,383)        (15,751)          (1,575,134)
Loss from discontinued
   rental operations                    -              (193,168)        (14,539)            (207,707)
                                ------------        -----------    ------------         ------------
Partners' capital (deficit)
   December 31, 1995            $     22,895        $10,601,361    $   (274,571)         $10,326,790
                                ============        ===========    ============         ============

       The accompanying notes are an integral part of these statements.

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS



Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      Organization

                  RWB Medical Income Properties 1 Limited Partnership (the Partnership) is a Louisiana partnership formed on July 7, 1984 to invest primarily in income-producing, health care related properties, such as doctors' office buildings and nursing homes. The Partnership currently is operating and holding for investment purposes income-producing nursing homes. The Partnership Offering (Offering) as represented by the Partnership Prospectus (Prospectus) dated October 11, 1984, provided for the sale of 25,000 Partnership units at a price of $1,000 per unit. The Partnership's first closing on the sale of units was March 20, 1985. The Offering closed on June 30, 1986.

         (b)      Allocation of Net Profits and Net Losses

                  Net profits and net losses shall be determined and allocated as of December 31 of each year as follows:

                  -       Net profits (losses) (exclusive of net
                          profits (losses) attributable to the sale or disposition of Partnership properties) are allocated 93% to the limited partners and 7% to the general partners.

                  -       Net profits attributable to the sale or
                          disposition of a Partnership property shall be allocated as follows:

                          - First, prior to giving effect to any distributions of proceeds from the transaction, to the general partners and the limited partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances;

                          -        Second, to the general partners in
                                   an amount necessary to make the balances in their respective capital accounts equal to 15% of the sales proceeds remaining following allocation to the limited partners of an amount equal to their original capital contribution; and

                          - Third, the balance, if any, to the limited partners.

                  - Net losses attributable to the sale or disposition of a Partnership property shall be allocated in a manner similar to above, except that limited and general partner

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS



                          accounts would be reduced pro rata to the amount of their respective capital investments, then, pro rata to zero, and for any remaining loss, 93% to the limited partners and 7% to the general partners. A minimum of 1% of losses shall be allocated to the general partner.

         (c)      Principles of Consolidation

                  The financial statements for the year ended December 31, 1995 consolidate the accounts of the Partnership and its wholly owned subsidiary, Lakecrest Nursing Home, Inc. from May 1, 1995 (see Note 9). All material intercompany transactions have been eliminated.

         (d)      Cash Distributions

                  Cash distributions shall be made quarterly within 45 days of the end of the quarter. Cash flow shall be distributed 93% to the limited partners and 7% to the general partners. Sale or financing proceeds shall be distributed 100% to the limited partners to the extent of their original capital contribution and then the remainder shall be distributed 85% to the limited partners and 15% to the general partners.

         (e)      Per Unit Information

                  Limited partnership information per unit is based on the number of partnership units outstanding of 22,895 in 1995, 1994 and 1993. Federal taxable income per unit outstanding is not necessarily reflective of a limited partner's actual per unit amount due to different tax allocations with respect to tax-exempt partners.

         (f)      Land, Building and Related Personal Property

                  Land, building and related personal property are stated at cost. Depreciation of buildings is provided over their estimated useful lives ranging from twenty to forty years on the straight- line method. Equipment and other personal property are depreciated primarily over five to seven years on the straight-line method.

         (g)      Amortization

                  Deferred financing costs are amortized over the life of the loan using the straight-line method. Deferred lease commission costs were amortized over the lives of the leases through the dates the properties were sold (see Note 2).

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS



         (h)      Income Taxes

                  Income is allocated to the individual partners and, therefore, no income taxes have been provided for in these financial statements.

         (i)      Patient Service Revenues

                  Patient service revenue is recorded at the nursing homes' established rates with contractual adjustments ($7,184,277 in 1995, $5,391,261 in 1994 and $4,157,574 in
                  1993) and provision for uncollectible accounts, bad debts ($217,721 in 1995, $(40,657) in 1994, and $57,896 in 1993) and
                  other discounts deducted to arrive at net patient service revenue.

                  Net patient revenue includes amounts estimated by management to be reimbursable by Medicare, Medicaid and other third-party programs under the provisions of cost and prospective payment reimbursement formulas in effect. Amounts received under these programs are generally less than the established billing rates of the nursing homes and the difference is reported as a contractual adjustment and deducted from gross revenue. The nursing homes recognize estimated final settlements due from or to third-party programs currently. Final determination of amounts earned is subject to audit by the intermediaries. Differences between estimated provisions and final settlement will be reflected as charges or credits to operating revenues in the year the cost reports are finalized.

         (j)      Cash Equivalents Policy

                  For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

         (k)      Uninsured Cash Balances

                  The Partnership maintains cash balances in several banks. Cash accounts at banks are insured by the FDIC for up to $100,000. Amounts in excess of insured limits were approximately $291,859 at December 31, 1995 and $1,071,820 at December 31, 1994. A portion of commingled funds discussed in
                  Note 7., may be at risk, but the amount in excess of FDIC limits related to the Partnership is not determinable.

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS



         (l)      Uses of Estimates

                  Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

Note 2.  PROPERTY, PLANT AND EQUIPMENT

         On September 3, 1986, the Partnership purchased Four Freedoms
         Manor Nursing Home, now known as Southpoint Manor, a 230 bed skilled nursing home in Miami Beach, Florida, for $7,350,000 plus capitalized acquisition costs and fees of $504,602.

         On October 1, 1986, the Partnership purchased Merry Wood Nursing
         Home, a 124 bed skilled nursing home in Elmore, Alabama, for $3,643,294. Merry Wood was leased to Merrywood Nursing Home, Inc., under a ten year lease with two five year renewal options. On January 1, 1991, the Partnership purchased the stock of Merrywood Nursing Home, Inc. for $1. The transaction was accounted for as a purchase.
         Effective July 1, 1992 Merrywood Nursing Home, Inc. was merged with the Partnership. The lease agreement with Merrywood Nursing Home, Inc., described in the preceding paragraph, was terminated in conjunction with the merger.

         On December 17, 1985, the Partnership purchased Merrillville Convalescent Center (Merrillville), a 180 bed skilled nursing home in Merrillville, Indiana for $5,376,348. Until December 17, 1992, Merrillville was leased under two twenty year leases which were accounted for as capital leases (see Note 4). One lease was for the building, equipment and related land, and the other was for land adjacent to the nursing home (17.9 acres). On December 17, 1992, the lessor was declared to be in default on the lease and the Partnership assumed operations of the facility. The value of the net investment in direct financing lease along with unamortized deferred lease commissions was allocated to the cost of land, building and equipment at the termination of this lease. No gain or loss was recognized related to the termination of the lease. Effective January 1, 1993 the Partnership leased the Merrillville facility under an operating lease (see Note 4). Effective September 1, 1995, the Partnership sold the facility (see Note 9).

         A summary of property, plant, equipment and accumulated depreciation at December 31, 1995 and 1994 is as follows:

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS



                                                                                    1995         1994
                                                                                    ----         ----
         Land                                                                   $   525,000   $ 1,209,226
         Buildings and improvements                                              11,590,498    16,115,557
         Furniture and equipment                                                  1,322,600     1,509,840
         Property under capital leases                                               16,870        50,033
                                                                                -----------   -----------
            Total                                                                13,454,968    18,884,656
         Accumulated depreciation
           and amortization                                                      (5,154,161)   (5,386,058)
                                                                               ------------    -----------
            Net property, plant
              and equipment                                                     $ 8,300,807   $13,498,598
                                                                                ===========   ===========

Note 3.  NOTES RECEIVABLE

         The Articles of Limited Partnership state that no General
         Partner shall have the authority to cause the Partnership to make loans other than in connection with the purchase, sale or disposition of partnership property. The General Partner believes the following loans were necessary to preserve the Partnership's assets. The first loan described was made in order to remove the bankrupt manager of the Partnership's property. The second loan was made to finance needed improvements and operations neglected by an insolvent lessee.

         The first note is from the manager of one of the nursing homes owned by the Partnership. The note requires monthly payments of $6,616 through July of 1996 and bears interest at 8%. These moneys were loaned as part of an acquisition and financing agreement dated May 23, 1991, whereby the Partnership contracted with a replacement manager of the Partnership's facility located in Miami Beach, Florida (Southpoint Manor). As part of the agreement, the Partnership agreed to retain the manager of the Southpoint Manor facility for a period of no less than thirty-six (36) months in consideration for its agreement to manage the facility and in consideration for its agreement to pay certain sums to the former management company.

         Outstanding receivables related to this note totaled $45,102 and $117,701 at December 31, 1995 and 1994, respectively.

         The second note was from the lessee of the Merrillville, Indiana facility. The lessee agreed to continue to operate the facility and make the improvements necessary to meet certification requirements if the Partnership would provide current operating capital and suspend required lease payments (see Note 4). The loan, as amended, was a $1,500,000 revolving credit agreement that was to accrue interest at prime plus 1% with payments of principal and interest deferred until
         July 1, 1995.   The receivable related to this note totaled $734,346 at
         December 31, 1994.  In May of 1995

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS


         the Partnership purchased the stock of the lessee corporation (Note 9), and forgave the note receivable.

         A third note in the amount of $1,000,000 from the purchaser of the Merrillville, Indiana facility was accepted by the Partnership in September 1995 (see Note 9). This note, made in conjunction with the sale of the facility, bears interest at 9%, and calls for payments of interest only through August 31, 1996, at which time the note is due and payable.

Note 4.  PROPERTY LEASES

         Merrillville was accounted for as a capital lease until December
         17, 1992 as explained in Note 2. Bad debt expense related to Merrillville's deferred financing lease was recorded in the amount of $110,879 in 1993 in addition to $405,784 written off in prior years.

         Effective January 1, 1993 the Partnership leased the
         Merrillville facility under an operating lease which provided for monthly rental payments of $55,000. The lease, however, allowed the tenant to leave the monthly lease payments unpaid until August 15, 1993 with no interest or penalties, to allow the tenant to correct the operating deficiencies of the prior tenant (see Note 2).

         Rental income for Merrillville's lease was $220,000 in 1995, and $660,000 in 1994 and 1993. Interest totaling $74,628 was accrued in 1994 and interest of $15,837 and penalties of $6,600 were assessed related to this receivable in 1993. Rental receivables totaled $1,026,210 at December 31, 1994. Collectibility of some of this rental income and related penalties and interest was considered doubtful and, accordingly, reserves of $272,447 in 1994 and $341,218 in 1993 were charged to bad debt expense. Loans for operating expenses, as explained in Note 3., were made to the Lessee. The Partnership has other contractual agreements, as explained in Note 8, with entities that shared common ownership with the lessee of the Merrillville facility.

         Effective May 1, 1995, the Partnership purchased the stock of the lessee of the Merrillville facility as part of a plan to discontinue rental operations. In September 1995 the Partnership sold the Merrillville facility and terminated the lease (Note 9).

Note 5.  MORTGAGE NOTES PAYABLE AND CAPITALIZED LEASE OBLIGATIONS

         Mortgage notes and capitalized leases at December 31, 1995, and 1994 are summarized as follows:

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS



                                                                       1995            1994
                                                                       ----            ----
         Prime plus 1% (9.5% at
         December 31, 1995 and
         December 31, 1994) mortgage
         note payable in monthly prin-
         cipal installments of $6,667
         plus interest, with a final
         balloon principal payment
         due March 1, 1998                                          $   980,000     $ 1,056,200

         Capitalized lease obligations
         payable monthly with interest
         rates from 8% to 13.46%                                          8,711          14,516
                                                                    -----------     -----------
                                                                        988,711       1,070,716
         Less amounts due in one year
            or less                                                      84,105          86,679
                                                                    -----------     -----------
                                                                    $   904,606     $   984,037
                                                                    ===========     ===========

         The mortgage note is secured by the Southpoint and Merry Wood real estate owned by the Partnership. The General Partner has guaranteed the debt, as well as pledged its stock and partnership interest. The management companies (see Note 8) have also guaranteed the debt and entered into a negative pledge agreement whereby they will not pledge, transfer or encumber their stock while the loan is outstanding. All management fees are subordinate to the debt.

         The aggregate annual maturities of mortgage notes payable and capital lease obligations are as follows:

                         1996                            $    84,105
                         1997                                 84,105
                         1998                                821,368
                                                         -----------
                                                             989,578

         Less amounts representing
           interest on capital lease
           obligations                                          (867)
                                                         -----------

         Net present value                               $   988,711
                                                         ===========

Note 6.  INCOME TAXES

         No provision for income taxes is made in the financial statements since taxable income is reported in the income tax returns of its partners. Differences between the net income as reported in the financial statements and Federal taxable income arise from the nature and timing of certain revenue and expense items. The

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS



         following is a reconciliation of reported net income and Federal taxable income:

                                                       1995                   1994                    1993
                                                       ----                   ----                    ----
Net income as reported                             $  (901,714)             $ 842,577              $1,179,398
Adjustments:
  Gain on sale of Merrillville                       2,343,824                  -                       -
  Income from consolidated
     C-corporation                                    (142,073)                 -                       -
  Depreciation differences                              36,485                181,284                  79,429
  Insurance deductible                                 (48,000)                 -                      48,000
  Travel and entertainment                               8,797                 11,488                   2,380
  Bad debt reserve                                    (582,317)               231,790                  (6,670)
  Vacation accrual                                         327                 (1,880)                  6,031
                                                   -----------             ----------              ----------
    Federal taxable income                         $   715,329             $1,265,259              $1,308,568
                                                   ===========             ==========              ==========
Federal taxable income per
   limited partnership unit
   outstanding                                     $     29.06             $    51.40              $    53.15
                                                   ===========             ==========              ==========

Note 7.  RELATED PARTY TRANSACTIONS

         QualiCorp, Inc., the parent of RWB Management Corp. (the Managing General Partner of the Partnership), charged the Partnership property management fees totaling $121,266 in 1995, $132,776 in 1994 and $116,624 in 1993. QualiCorp charged the Partnership administrative expenses totaling $166,077 in 1995, $179,086 in 1994, and $166,880 in
         1993.

         Details of the amounts due to affiliates at December 31 are as follows:

                                                                                  1995                1994
                                                                                  ----                ----
         Due to affiliates of the general
           partner                                                              $  51,783          $     -
         Due to QualiCorp                                                         189,190             202,846
                                                                                ---------          ----------
                                                                                $ 240,973          $  202,846
                                                                                =========          ==========

         During the year, the General Partners established a pooled investment account in which the General Partners and the partnerships in which they act as general partners could participate. This account was used by those entities to invest overnight cash balances, and borrow funds when an entity needed temporary access to funds. Each entity received its share of interest earned monthly, and was charged interest on any funds borrowed.

         The Articles of Limited Partnership of the partnerships involved state that no General Partner shall have the authority to cause those partnerships to make loans other than in connection with the

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS


         purchase, sale or disposition of partnership property.  The
         Articles of Limited Partnership of those partnerships also state that the partnerships' funds may not be commingled with any other entities' funds except as necessary for the operation of those partnerships.

         At December 31, 1995, the Partnership had borrowed $51,783 from the other entities, and had earned net interest of $14,967 from this arrangement.


Note 8.  CONTRACTUAL AGREEMENTS

         On June 20, 1991, the Partnership entered into a management agreement whereby the Manager is required to perform certain services for the Southpoint facility. The agreement had an initial three-year term and was extended for three additional years in 1994. Fees were based on 6% of gross collected operating revenues not to exceed 6% of the gross collected operating revenues from July 1, 1990 to July 1, 1991 and increased by an inflation factor in 1992 and thereafter. Management fees charged to the Partnership were $461,653 in 1995, $443,897 in 1994, and $430,968 in 1993.

         On July 1, 1992, the Partnership entered into a management agreement whereby the Manager is required to perform certain services for the Merry Wood facility. The agreement had an initial five-year term with one additional five-year option. Fees were based on 5% of gross collected operating revenues, excluding revenues solely attributed to reimbursement for provider taxes. Management fees charged to the Partnership were $176,247 in 1995 and $172,603 in 1994.

         The management agreements were amended on January 1, 1995. The amendment calls for a fixed monthly management fees of $38,471 at Southpoint and $14,687 at Merry Wood, with a cost of living factor equal to the greater of 4% per annum or the increase in the Consumer Price Index or such other measure mutually agreeable to the parties. The agreements expire December 31, 1998. Both agreements contained termination on sale clauses that were amended to base the fee on a sum equal to the discounted present value of the monthly management fee as of the date of termination of the agreement times the number of months remaining in the management agreement discounted to the date of termination at an annual interest rate of ten percent (10%).

         The above agreements are with entities that are commonly owned. The property manager who owes the Partnership the first of the notes receivable described in Note 3 along with the lessor of the Merrillville, Indiana property who, prior to being purchased by the Partnership (Note 9), owed the Partnership the second note receivable described in Note 3 and the unpaid lease payments

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS



         described in Note 4, are or were commonly owned with the above entities. Additionally, the seller of the equipment purchased at Merrillville as described in Note 9, is commonly owned with the above entities.

Note 9.  DISCONTINUED OPERATIONS

         Effective May 1, 1995, the Partnership purchased the stock of the
         lessee, now known as Lakecrest Nursing Home, Inc. for $500.   The
         Partnership took over operations with the intent of selling the facility and discontinuing all rental activities. The transaction is accounted for as a purchase. In June 1995, the Partnership purchased various items of equipment that had been leased by Lakecrest Nursing Home, Inc. for $218,855. As explained in Note 8, the Partnership has other contractual agreements, with entities that shared common ownership with the lessee of the Merrillville facility. On September 1, 1995, the Partnership sold the Merrillville facility in exchange for a total of $5,000,000, payable with $4,000,000 in cash and note receivable of $1,000,000 (Note 3). The results of operations are consolidated for the period from May 1, 1995 to December 31, 1995, and are included in the loss on disposal of rental operations. Pro forma results of operations for December 31, 1995 and 1994 as though the Partnership and Lakecrest Nursing Home, Inc. had combined at the beginning of 1994 would have been stated as follows:

                                                        1995                  1994
                                                        ----                  ----
         Revenues                                    $14,897,120          $16,493,451
                                                     ===========          ===========
         Net income                                  $(1,099,390)         $   441,904
                                                     ===========          ===========
         Net income per limited
           partnership unit outstanding              $    (48.79)         $     17.95
                                                     ===========          ===========

         Loss on disposal of rental operations reflects the loss related to operations subsequent to April 30, 1995 totaling $336,183 on revenues of 1,414,947 and loss on sale of assets totaling $1,238,951.

Note 10. CONTINGENCIES

         The Partnership maintains insurance or reserves which it believes are adequate to meet the needs of the Partnership. While the Partnership has been named as a defendant in several lawsuits, nothing has come to the attention of the Partnership which leads it to believe that it is exposed to a risk of material loss not covered by insurance or reserves.

         The on-site waste water treatment plant at the Merry Wood Lodge facility has had numerous operational difficulties since it was installed, which has caused the effluent to exceed the limits of

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS





         the facility's permit. The Partnership is evaluating proposals to build a new waste water treatment plant to avoid liability associated with provisions of the Federal Clean Water Act. The expected cost of constructing the new plant is estimated to be about $92,000.

Note 11. MAJOR SOURCES OF REVENUE

         The Partnership provides patient care services under various third party agreements. The principal sources of revenue under these contracts are derived primarily through the Medicaid and Medicare programs, as well as contracts with private pay patients who do not qualify for assistance from the other programs. The percentage of the Joint Venture's income from each of these sources for the years ended December 31, 1995, 1994, and 1993 is as follows:

                                          1995              1994               1993
                                          ----              ----               ----
         Private pay patients           17.87%             15.71%             13.96%
         Medicaid                       50.57%             50.96%             60.01%
         Medicare                      31 .56%             33.33%             26.03%
                                    ----------          ---------          ---------

            Total                     100 .00%            100.00%            100.00%
                                    ==========          =========          =========

         The percentage attributable to private pay patients includes only amounts due for services where the primary payer is a private source. The Medicaid and Medicare percentages include amounts due from those programs as well as the patient's financial responsibility incurred under these contracts.

                             SELF & MAPLES, P.A.
                         CERTIFIED PUBLIC ACCOUNTANTS

                            ONEONTA, ALABAMA 35121

                                                        AMERICAN INSTITUTE
                                                 OF CERTIFIED PUBLIC ACCOUNTANTS
THOMAS E. SELF, C.P.A.
DON MAPLES, C.P.A.                                       ALABAMA SOCIETY
B. MARTIN COPELAND, C.P.A.                       OF CERTIFIED PUBLIC ACCOUNTANTS
     -------------                                         ------------
CONNIE T. HARVEY, C.P.A.                               1601 2ND AVENUE EAST
RANDY M. JOHNSTON, C.P.A.                                  P.O. BOX 489
ROGER D. LOGGINS, C.P.A.                              ONEONTA, ALABAMA 35121
MARK S. SIMS, C.P.A.                                       ------------
LINDA ROMBERG YORK, C.P.A.                           TELEPHONE: (205) 625-3472
GWIN E. DAVIS, P.A.                                 TELECOPIER: (205) 274-0182
ROYCE E. GARGUS, P.A.


                          INDEPENDENT AUDITOR'S REPORT
                           ON ADDITIONAL INFORMATION



        To the Partners
        RWB Medical Income Properties 1 Limited Partnership

        Our report on our audits of the basic financial statements of RWB Medical Income Properties 1 Limited Partnership for 1995 appears on page 1. Those audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Valuation and Qualifying Accounts and Reserves for Allowances for Doubtful Accounts, Schedule of Consolidated Supplementary Income Statement Information, and Schedule of Real Estate and Accumulated Depreciation are presented for purposes of additional analysis and are not required parts of the basic financial statements. Such information has been subjected to the auditing procedures applied to the audits of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



        /s/ Self & Maples, P.A.


        January 26, 1996
        Oneonta, Alabama

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP
                                 SCHEDULE VIII
                       VALUATION AND QUALIFYING ACCOUNTS
               AND RESERVES FOR ALLOWANCES FOR DOUBTFUL ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993


                                                          1995              1994               1993
                                                      -----------       -----------        -----------
Balance at beginning of year                         $  1,233,671       $ 1,001,881        $   491,887

Amounts charged to revenue                                160,323           (75,331)             5,131

Bad debt expense related to
  Merrillville's deferred
  financing lease                                           -                 -                110,879

Bad debt expense and recording
  of losses realized related to
  Merillville's operating lease                          (613,665)          272,447            341,218

Write-offs                                                 57,398            34,674             52,766
                                                      -----------       -----------        -----------
Balance at end of year                                $   837,727       $ 1,233,671        $ 1,001,881
                                                      ===========       ===========        ===========


              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP
                                   SCHEDULE X
            CONSOLIDATED SUPPLEMENTARY INCOME STATEMENT INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                              1995                 1994             1993
                                                           ----------           ----------       ----------
Professional care of patients
     Salaries and wages                                    $3,982,347           $3,765,545       $3,355,269
     Ancillary service expense                              1,927,683            1,258,187          831,319
     Supplies & pharmaceuticals                               625,828              545,257          448,444

General and administrative
     Salaries and wages                                       359,481              343,421          297,993
     Accounting and auditing                                  117,375               86,617           84,433
     Insurance                                                316,009              351,362          523,139
     Property tax                                             133,409              108,829           96,158
     Management fees                                          637,900              616,500          595,072
     Cost reimbursement                                       166,077              179,086          166,880

Dietary
    Food cost                                                 433,544              448,072          428,231

Household and plant
    Repairs and maintenance                                   107,613              139,529           66,297
    Utilities                                                 267,383              267,843          251,068

Depreciation and amortization                              $  701,554           $  954,158       $  934,611
                                                           ==========           ==========       ==========

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP
                                  SCHEDULE XI
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                      FOR THE YEAR ENDED DECEMBER 31, 1995



                                           INITIAL COST            COSTS CAPITALIZED
                                         TO PARTNERSHIP(A)           SUBSEQUENT TO
                                                                      ACQUISITION
                                                 BUILDING AND                    CARRYING
      DESCRIPTION        ENCUMBRANCES    LAND    IMPROVEMENTS   IMPROVEMENTS       COST
      -----------        ------------    ----    ------------   ------------     --------
SOUTHP0INT MANOR            $567,310    $500,000  $ 7,354,602     $1,552,826  $     -
MERRYWOOD                    421,401      25,000    3,743,335        279,205        -
                            --------    ---------------------     -----------------------
                            $988,711    $525,000  $11,097,937     $1,832,031  $     -
                            ========    =====================     =======================

                                                                                                       LIFE ON WHICH
                               GROSS AMOUNT AT WHICH CARRIED                                            DEPRECIATION
                                AS OF DECEMBER 31, 1995(B)                                               IN LATEST
                                                                                                        STATEMENT OF
                                        BUILDING AND               ACCUMULATED     DATE OF      DATE    OPERATION IS
      DESCRIPTION             LAND      IMPROVEMENTS     TOTAL     DEPRECIATION CONSTRUCTION  ACQUIRED    COMPUTED
      -----------             ----      ------------     -----     ------------ ------------  --------  ------------
SOUTHP0INT MANOR             $500,000    $ 8,907,428  $ 9,407,428   $3,824,431      1984       09/03/86    30 YEARS
MERRYWOOD                      25,000      4,022,540    4,047,540    1,329,730    1965/1975    10/01/86    30 YEARS
                             ------------------------------------   ----------
                             $525,000    $12,929,968  $13,454,968   $5,154,161
                             ====================================   ==========


(A) The initial cost to the Partnership represents the original purchase price of the properties.
(B) The aggregate cost of real estate owned at December 31, 1995 for Federal Income tax purposes was approximately $13,454,968
(C) Reconciliation of real estate owned at December 31, 1995, 1994, and 1993:


                                                                    1995           1994            1993
                                                                 -----------    -----------     -----------
Balance at beginning of period                                   $18,884,656    $18,805,363     $18,631,462
Additions                                                            501,500         79,293         173,901
Reductions                                                          (142,335)             -               -
Sale of Merrillville facility                                     (5,788,853)             -               -
                                                                 -----------    -----------     -----------
Balance at end of period                                         $13,454,968    $18,884,656     $18,805,363
                                                                 ===========    ===========     ===========


(D) Reconciliation of accumulated depreciation:


Balance at beginning of period                                    $5,386,058     $4,441,316      $3,514,552
Depreciation expense                                                 701,554        944,742         926,764
Reductions                                                          (142,335)             -               -
Sale of Merrillville facility                                       (791,116)             -               -
                                                                  ----------     ----------      ----------
Balance at end of period                                          $5,154,161     $5,386,058      $4,441,316
                                                                  ==========     ==========      ==========