Form 10-Q
period 1996-03-31
RWB MEDICAL INCOME PROPERTIES 1 LTD PARTNERSHIP
filed 1996-05-15
CIK 750457

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



                                  FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1996             Commission File Number 2-92396


             RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP
             ---------------------------------------------------
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


                               (770) 668-1080
                               --------------
             Registrant's Telephone Number, Including Area Code



Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  X    No
                            ---      ---


The number of limited partnership units outstanding at March 31, 1996 was 22,895.

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

                                    PART I


                                   ITEM 1.

                            FINANCIAL INFORMATION

             RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP


                                    INDEX

                                                                                                       Page No.
Balance Sheets, March 31, 1996 and December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . .      4

Statements of Operations for the three
months ended March 31, 1996 and 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5

Statements of Partners' Capital for the three
months ended March 31, 1996 and December 31, 1995. . . . . . . . . . . . . . . . . . . . . . . . . . .      6

Statements of Cash Flows for the three months ended
March 31, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . .      7

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8 - 9

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                                 Balance Sheets
                      March 31, 1996 and December 31, 1995
                                  (Unaudited)

         ASSETS                                                    1996                     1995
         ------                                               ---------------          ---------------
Current Assets
   Cash and equivalents                                       $     1,091,254          $       876,850
   Accounts receivable, less allowance
       for doubtful accounts of $833,339 in 1996
       and $837,727 in 1995                                         2,330,279                2,614,844
   Estimated settlements due from third parties                       559,943                  373,738
   Note receivable due within one year                              1,026,029                1,045,102
   Prepaid expenses and other assets                                  279,251                  127,472
                                                              ---------------          ---------------
         Total current assets                                       5,286,756                5,038,006

Property, plant and equipment net of
    accumulated depreciation                                        8,239,615                8,300,807
Deferred financing costs, less accumulated
    amortization of $29,031 in 1996 and
    $26,677 in 1995                                                    18,047                   20,401
                                                              ---------------          ---------------
         Total assets                                         $    13,544,418          $    13,359,214
                                                              ===============          ===============

    LIABILITIES AND PARTNERS' CAPITAL
    ---------------------------------

Current Liabilities
   Current portion of long term debt                          $        84,200          $        84,105
   Accounts payable                                                   984,876                  834,703
   Accrued payroll and payroll taxes                                  250,320                  235,579
   Accrued vacation pay                                               132,785                  146,439
   Accrued real estate taxes                                           33,386                      193
   Accrued insurance                                                  103,987                   10,977
   Accrued management fees                                             55,285                   53,158
   Patient deposits and trust liabilities                              69,211                   81,190
   Other accrued expenses                                              19,831                   23,357
   Estimated settlements due to third parties                         376,096                  417,145
                                                              ---------------          ---------------
         Total current liabilities                                  2,109,977                1,886,846

Mortgage notes and capital lease obligations                          883,653                  904,605
Due to affiliates                                                     203,513                  240,973
                                                              ---------------          ---------------
         Total liabilities                                          3,197,143                3,032,424
                                                              ---------------          ---------------

Partners' capital (deficit)
    Limited partners                                               10,620,412               10,601,361
    General partners                                                 (273,137)                (274,571)
                                                              ---------------          ---------------

         Total partners' capital                                   10,347,275               10,326,790
                                                              ---------------          ---------------

         Total liabilities and partners' capital              $    13,544,418          $    13,359,214
                                                              ===============          ===============


       The accompanying notes are an integral part of these statements.

             RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                           Statements Of Operations
              For The Three Months Ended March 31, 1996 and 1995
                                 (Unaudited)


                                                                   1996                      1995
                                                              ---------------          ---------------
Income:
    Patient service revenues, net                             $     3,738,630          $     3,292,205
    Other revenue                                                       6,961                    7,026
                                                              ---------------          ---------------

         Total revenue                                              3,745,591                3,299,231
                                                              ---------------          ---------------

Operating expenses:
    Costs of patient service                                        1,959,760                1,581,474
    Dietary                                                           245,462                  237,908
    Household and plant                                               286,178                  287,546
    General and administrative                                        575,822                  585,011
    Employee health and welfare                                       218,125                  185,687
    Depreciation and amortization                                     133,857                  122,801
                                                              ---------------          ---------------

         Total operating expenses                                   3,419,204                3,000,427
                                                              ---------------          ---------------

         Operating income                                             326,387                  298,804
                                                              ---------------          ---------------

Other income (expense):
    Interest income                                                    29,902                   12,740
    Interest expense                                                  (23,003)                 (26,005)
    Provider fees                                                     (30,999)                 (30,999)
                                                              ---------------          ---------------

    Total other income (expense)                                      (24,100)                 (44,264)
                                                              ---------------          ---------------

Net income from continuing operations                                 302,287                  254,540

Discontinued Operations:
Income (loss) from discontinued
  rental operations                                                   (71,070)                 (40,634)
                                                              ---------------          ---------------

    Net income                                                $       231,217          $       213,906
                                                              ===============          ===============

Net income per weighted average
limited partnership unit outstanding                          $          9.39          $          8.69
                                                              ===============          ===============



       The accompanying notes are an integral part of these statements.

             RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                       Statements of Partners' Capital
       For the Three Months Ended March 31, 1996 and December 31, 1995
                                 (Unaudited)


                                                 Limited Partners           General
                                               Unit        Amount           Partners        Total
                                               ----        ------           --------        -----
Partners' capital (deficit),
    December 31, 1995                         22,895     $10,601,361       $(274,571)     $10,326,790

Distributions to partners
    ($8.56 per limited
    partnership unit outstanding)                           (195,981)        (14,751)        (210,732)

Net income                                                   215,032          16,185          231,217
                                              ------     -----------       ---------      -----------

Partners' capital (deficit),
    March 31, 1996                            22,895     $10,620,412       $(273,137)     $10,347,275
                                              ======     ===========       =========      ===========

             RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                            Statements of Cash Flows
                  Three Months Ended March 31, 1996 and 1995
                                 (Unaudited)


                                                                    1996                    1995
                                                              ---------------          ---------------
Cash flows from operating activities:
    Cash received from patient care                           $     3,795,941          $     3,175,372
    Cash paid to suppliers and employees                           (3,244,110)              (2,893,641)
    Interest received                                                  29,902                   12,740
    Interest paid                                                     (23,003)                 (26,005)
    Provider fees                                                     (30,999)                 (30,999)
    Other operating receipts                                            6,961                    6,073
                                                              ---------------          ---------------
         Net cash provided by operating activities                    534,692                  243,540
                                                              ---------------          ---------------

Cash flows from investing activities:
    Collection on loans                                                19,073                   17,611
    Cash payments for capital expenditures                            (70,312)                 (10,169)
                                                              ---------------          ----------------
         Net cash provided (used) by investing activities             (51,239)                   7,442
                                                              ---------------          ---------------

Cash flows from financing activities:
    Principal payment on debt obligations                             (20,857)                 (19,532)
    Net borrowings (payments) to related parties                      (37,460)                 (15,164)
    Distributions to partners                                        (210,732)                (369,275)
                                                              ---------------          ---------------
         Net cash used by financing activities                       (269,049)                (403,971)
                                                              ---------------          ----------------

Net increase (decrease) in cash                                       214,404                 (152,989)

Cash and equivalents, beginning of period                             876,850                1,327,312
                                                              ---------------          ---------------

Cash and equivalents, end of period                           $     1,091,254          $     1,174,323
                                                              ===============          ===============

Reconciliation of net income to net cash
    provided by operating activities:
Net income                                                    $       231,217          $       213,906
Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization                                     133,857                  196,086
    Decrease (increase) in accounts receivable                        284,565                   46,156
    Decrease (increase) in third party receivables                   (227,254)                (200,243)
    (Increase) in prepaid expenses and other assets                  (151,778)                 (78,621)
    Increase in accounts payable and
         accrued expenses                                             264,085                   66,256
                                                              ---------------          ---------------

Net cash provided by operating activities                     $       534,692          $       243,540
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

      Footnote disclosures which would substantially duplicate those contained in the December 31, 1995 audited financial statements have been omitted from this report.

(2)   Mortgage Notes Payable and Capitalized Lease Obligations

      Mortgage notes payable at March 31, 1996 and December 31, 1995 are summarized as follows:

                                                           1996                       1995
                                                      ---------------           ---------------
     Prime plus 1% mortgage note payable
          in monthly principal installments
          of $6,667 plus interest, with a final
          balloon principal payment due
          March 1, 1998                               $       960,000           $       980,000

     Capitalized lease obligation payable monthly
          with interest rates from 8% to 13.46%                 7,853                     8,711
                                                      ---------------           ---------------

                                                              967,853                   988,711

     Less amounts due in one year or less                      84,200                    84,105
                                                      ---------------           ---------------

                                                      $       883,653           $       904,606
                                                      ===============           ===============

      The aggregate annual maturities of mortgage notes payable and capital lease obligations for the succeeding five fiscal years are as follows:



                               1996              $          63,078
                               1997                         84,105
                               1998                        821,368
                                                 -----------------
                                                 $         968,551

Less amounts representing interest
on capital lease obligations                                  (698)
                                                 -----------------

Net present value                                $         967,853
                                                 =================


(3)   Land, Buildings and Related Personal Property

      A summary of land, buildings, related personal property and accumulated depreciation at March 31, 1996 and December 31, 1995 is as follows:


                                                             1996                      1995
                                                       ---------------           ---------------
Land                                                   $       525,000           $       525,000
Buildings and improvements                                  11,596,519                11,590,498
Furniture and equipment                                      1,386,890                 1,322,600
Property under capitalized leases                               16,870                    16,870
                                                       ---------------           ---------------
    Total                                                   13,525,279                13,454,968
Accumulated depreciation                                    (5,285,664)               (5,154,161)
                                                       ---------------           ---------------
    Net property, plant and equipment                  $     8,239,615           $     8,300,807
                                                       ===============           ===============

(4)   Discontinued Operations and Sale of Lakecrest

      Lakecrest Nursing Home, located in Merrillville, Indiana, was sold on September 1, 1995. The Partnership had leased this facility under an operating lease through May 1, 1995 at which time the stock of the lessee was purchased by the Partnership in order to facilitate a sale of the nursing home. Expenses associated with the operation and settlement of the remaining assets of the nursing home are shown on the Statements of Operations as income (loss) from discontinued operations.

(5)   Related Party Transactions

      Through March 31, 1996 QualiCorp, Inc., the parent of RWB Management Corp. (the Managing General Partner of the Partnership) charged $31,167 of property management fees and $47,157 of administrative expense to the Partnership.

      Through March 31, 1995 QualiCorp, Inc., the parent of RWB Management Corp. (the Managing General Partner of the Partnership) charged $33,784 of property management fees and $40,054 of administrative expense to the Partnership.

                                   ITEM 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

Cash and equivalent balances increased during the quarter ended March 31, 1996 to $1,091,254. This represents an increase of $214,403 from December 31, 1995. The improvement in the cash balances was due to improved accounts receivable collections, primarily in the Medicare and managed care areas. Third party settlement accounts increased during the quarter due to higher ancillary costs which have not been fully reflected in the interim Medicare reimbursement rates. The increase in accounts payable is due to annual renewals of various insurance policies and routine payables.

During the quarter, the Partnership engaged an investment firm to assist in evaluating the Partnership's strategic alternatives, which could include a possible sale of the Partnership assets.

In February 1996, the Partnership paid a distribution of $8.56 per unit, which equals a 4% return on the original $1,000 per unit investment less the return of capital of $144 per unit. Although the Partnership expects to continue to make distributions to its limited partners based upon cash flow generated from operations, after considering cash required for debt service, necessary improvements to its properties and working capital reserves, no assurances can be given that distributions will be made in the future.

Operations

The net income from continuing operations was $302,287 for the quarter ended March 31, 1996 compared to $254,540 for the same quarter of 1995. Patient service revenue between quarters increased $446,425 due to higher ancillary service revenue. Operating expenses increased $417,777 to $3,419,204 due to higher ancillary service expenses. Ancillary expenses were $346,266 higher in the first quarter of 1996 than 1995. General and Administrative expenses were $575,822 in 1996, as compared to $585,011 in 1995, due to lower management fees. Employee health and benefit costs were $32,438 higher in 1996 than 1995 due to rising health insurance costs and employment taxes.

Interest income was $29,902 in the quarter as compared to $12,740 in 1995 because of additional interest income on the one million dollar note due from the purchaser of the Lakecrest Nursing Home.

The loss on discontinued operations for the quarter was $71,070 as compared to $40,634 in the 1995 quarter. The 1996 loss reflects expenses associated with the rental operation and will continue to occur in future quarters.

                                   PART II

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RWB MEDICAL INCOME PROPERTIES 1
LIMITED PARTNERSHIP
Registrant




By: /s/ John H. Stoddard                        Date:  April 30, 1996
    -------------------------------------              -------------------
    John H. Stoddard
    President and Chief Financial Officer
    RWB Management Corp.
    Managing General Partner