Form 10-Q
period 1996-06-30
RWB MEDICAL INCOME PROPERTIES 1 LTD PARTNERSHIP
filed 1996-08-12
CIK 750457

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 1996               Commission File Number 2-92396


              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         Louisiana                                   72-1007233
  -----------------------                 ------------------------------------
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

The number of limited partnership units outstanding at June 30, 1996 was 22,895.

                               TABLE OF CONTENTS


                                                         PART I
                                                                                                  Page No.
Item 1.           Financial Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3-9

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . .  10

                                                        PART II

                  Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

                                     PART I

                                    ITEM 1.

                             FINANCIAL INFORMATION

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                                     INDEX

                                                                                                 Page No.
Balance Sheets, June 30, 1996 and December 31, 1995..............................................   4

Statements of Operations for the three
months ended June 30, 1996 and 1995 and the six months
ended June 30, 1996 and 1995.....................................................................   5

Statements of Partners' Capital for the six months
ended June 30, 1996 and 1995.....................................................................   6

Statements of Cash Flows for the six months ended
June 30, 1996 and 1995...........................................................................   7

Notes to Financial Statements.................................................................... 8-9

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                                 Balance Sheets
                      June 30, 1996 and December 31, 1995
                                  (Unaudited)

         ASSETS                                                        1996                     1995
         ------                                                 ----------------          ----------------
Current Assets
    Cash and equivalents                                        $      1,195,512          $        876,850
    Accounts receivable, less allowance
        for doubtful accounts of $798,261 in 1996
        and $837,727 in 1995                                           2,431,938                 2,614,844
    Estimated settlements due from third parties                         423,863                   373,738
    Note receivable due within one year                                1,006,573                 1,045,102
    Prepaid expenses and other assets                                    251,310                   127,472
                                                                ----------------          ----------------
         Total current assets                                          5,309,196                 5,038,006

Property, plant and equipment net of
     accumulated depreciation                                          8,224,350                 8,300,807
Deferred financing costs, less accumulated
     amortization of $29,031 in 1996 and
     $26,677 in 1995                                                      15,693                    20,401
                                                                ----------------          ----------------
         Total assets                                           $     13,549,239          $     13,359,214
                                                                ================          ================

     LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities
    Current portion of long term debt                           $         84,200          $         84,105
    Accounts payable                                                     926,797                   834,703
    Accrued payroll and payroll taxes                                    247,370                   235,579
    Accrued vacation pay                                                 168,775                   146,439
    Accrued real estate taxes                                             66,579                       193
    Accrued insurance                                                     47,530                    10,977
    Accrued management fees                                               55,285                    53,158
    Patient deposits and trust liabilities                                76,189                    81,190
    Other accrued expenses                                                19,831                    23,357
    Estimated settlements due to third parties                           465,470                   417,145
                                                                ----------------          ----------------
         Total current liabilities                                     2,158,026                 1,886,846

Mortgage notes and capital lease obligations                             855,800                   904,605
Due to affiliates                                                        185,874                   240,973
                                                                ----------------          ----------------
         Total liabilities                                             3,199,700                 3,032,424
                                                                ----------------          ----------------
Partners' capital (deficit)
     Limited partners                                                 10,622,518                10,601,361
     General partners                                                   (272,979)                 (274,571)
                                                                ----------------              ------------
         Total partners' capital                                      10,349,539                10,326,790
                                                                ----------------          ----------------
         Total liabilities and partners' capital                $     13,549,239          $     13,359,214
                                                                ================          ================



        The accompanying notes are an integral part of these statements.

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                            Statements Of Operations
               For The Three Months Ended June 30, 1996 and 1995
                and the Six Months Ended June 30, 1996 and 1995
                                  (Unaudited)

                                                 Three Months Ended                        Six Months Ended
                                                       June 30                                 June 30
                                               -----------------------                ------------------------
                                               1996               1995                1996                1995
                                               ----               ----                ----                ----
Income:
   Patient service revenues, net        $     3,712,495     $     3,210,927     $     7,451,125    $      6,503,132
   Other income                                   7,770               7,469              14,731              14,495
                                        ---------------     ---------------     ---------------    ----------------
         Total revenue                        3,720,265           3,218,396           7,465,856           6,517,627
                                        ---------------     ---------------     ---------------    ----------------
Operating expenses:
   Costs of patient service                   2,073,283           1,688,932           4,033,043           3,270,407
   Dietary                                      259,271             263,610             504,733             501,518
   Household and plant                          289,995             295,026             576,172             582,572
   General and administrative                   589,561             519,119           1,165,383           1,104,130
   Employee health and welfare                  184,331             181,170             402,456             366,857
   Depreciation and amortization                113,032             124,399             246,890             247,199
                                        ---------------     ---------------     ---------------    ----------------
         Total operating expenses             3,509,473           3,072,256           6,928,677           6,072,683
                                        ---------------     ---------------     ---------------    ----------------
         Operating income                       210,792             146,140             537,179             444,944
                                        ---------------     ---------------     ---------------    ----------------
Other income (expense):
   Interest income                               29,846              12,093              59,748              24,833
   Interest expense                             (22,153)            (26,233)            (45,157)            (52,238)
   Provider fees                                (30,999)            (30,999)            (61,998)            (61,998)
                                        ---------------     ---------------     ---------------    ----------------
         Total other
             income (expense)                   (23,306)            (45,139)            (47,407)            (89,403)
                                        ---------------     ---------------     ---------------    ----------------
         Net income from
            continuing operations               187,486             101,001             489,772             355,541
                                        ---------------     ---------------     ---------------    ----------------
Discontinued Operations:
   Income (loss) from discontinued
     rental operations                           25,511              (3,408)            (45,558)            (44,043)
   Writedown of asset value                           -            (807,002)                  -            (807,002)
                                        ---------------     ---------------     ---------------    ----------------
         Total income (loss) from
            discontinued operations              25,511            (810,410)            (45,558)           (851,045)
                                        ---------------     ---------------     ---------------    ----------------
         Net income (loss)              $       212,997     $      (709,409)    $       444,214    $       (495,504)
                                        ===============     ===============     ===============    ================
Net income (loss) per weighted
   average limited partnership unit

   outstanding                          $          8.65     $        (28.82)    $         18.04    $         (20.13)
                                        ===============     ===============     ===============    ================

        The accompanying notes are an integral part of these statements.

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                        Statements of Partners' Capital
          For the Six Months Ended June 30, 1996 and December 31, 1995
                                  (Unaudited)

                                                Limited Partners               General
                                              Units           Amount           Partners          Total
                                              -----           ------           --------          -----
Partners' capital (deficit),
     December 31, 1995                          22,895      $10,601,361       $(274,571)      $10,326,790

Distributions to partners
     ($17.12 per limited
     partnership unit outstanding)                             (391,962)        (29,503)         (421,465)

Net income                                                      413,119          31,095           444,214
                                           -----------      -----------       ---------       -----------
Partners' capital (deficit),
     June 30, 1996                              22,895      $10,622,518       $(272,979)      $10,349,539
                                           ===========      ===========       =========       ===========

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                            Statements of Cash Flows
                    Six Months Ended June 30, 1996 and 1995
                                  (Unaudited)

                                                                       1996                     1995
                                                                ----------------          ----------------
Cash flows from operating activities:
     Cash received from patient care                            $      7,632,230          $      6,777,281
     Cash paid to suppliers and employees                             (6,628,422)               (6,056,215)
     Interest received                                                    59,748                    24,834
     Interest paid                                                       (45,157)                  (52,238)
     Provider fees                                                       (61,998)                  (61,998)
     Other operating receipts                                             14,731                    15,325
                                                                ----------------          ----------------
         Net cash provided by operating activities                       971,132                   646,989
                                                                ----------------          ----------------
Cash flows from investing activities:
     Collection on loans                                                  38,529                    35,537
     Cash payments for capital expenditures                             (165,727)                 (312,101)
                                                                ----------------          -----------------
         Net cash used by investing activities                          (127,198)                 (276,564)
                                                                ----------------          -----------------
Cash flows from financial activities:

     Additional debt obligations                                               -                   218,855
     Principal payment on debt obligations                               (48,710)                  (40,340)
     Net borrowings (payments) to related parties                        (55,099)                  (14,344)
     Distributions to partners                                          (421,463)                 (738,550)
                                                                ----------------          -----------------
         Net cash used by financing activities                          (525,272)                 (574,379)
                                                                ----------------          -----------------
Net increase (decrease) in cash                                          318,662                  (203,954)

Cash and equivalents, beginning of period                                876,850                 1,327,313
                                                                ----------------          ----------------
Cash and equivalents, end of period                             $      1,195,512          $      1,123,359
                                                                ================          ================

Reconciliation of net income to net cash provided by operating activities:

Net income                                                      $        444,214          $       (495,504)
Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation and amortization                                       246,890                   394,478
     Writedown of Asset Value                                                  -                   807,002
     Decrease (increase) in accounts receivable                          182,906                  (398,324)
     (Increase) in third party receivables                                (1,801)                  (87,583)
     (Increase) in prepaid expenses and other assets                    (123,837)                  (87,919)
     Increase in accounts payable and
         accrued expenses                                                222,760                   514,839
                                                                ----------------          ----------------
Net cash provided by operating activities                       $        971,132          $        646,989
                                                                ================          ================



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

(2)    Mortgage Notes Payable and Capitalized Lease Obligations

       Mortgage notes payable at June 30, 1996 and December 31, 1995 are summarized as follows:

                                                                                       1996                      1995
                                                                                ----------------          ----------------
              Prime plus 1% mortgage note payable in monthly principal
                  installments of $6,667 plus interest, with a final balloon
                  principal payment due March 1, 1998                          $        940,000          $        980,000

              Capitalized lease obligation payable monthly
                  with interest rates from 8% to 13.46%                                        -                     8,710
                                                                                ----------------          ----------------
                                                                                         940,000                   988,710

              Less amounts due in one year or less                                        84,200                    84,105
                                                                                ----------------          ----------------
                                                                                $        855,800          $        904,605
                                                                                ================          ================


       The aggregate annual maturities of mortgage notes payable and capital lease obligations for the succeeding three fiscal years are as follows:

                                       1996               $          40,000
                                       1997                          80,000
                                       1998                         820,000
                                                          -----------------
                                                          $         940,000
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

       A summary of land, buildings, related personal property and accumulated depreciation at June 30, 1996 and December 31, 1995 is as follows:

                                                                      1996                      1995
                                                                ----------------          ----------------
       Land                                                     $        525,000          $        525,000
       Buildings and improvements                                     11,701,975                11,590,498
       Furniture and equipment                                         1,386,890                 1,322,600
       Property under capitalized leases                                       -                    16,870
                                                                ----------------          ----------------
           Total                                                      13,613,865                13,454,968
       Accumulated depreciation                                       (5,389,515)               (5,154,161)
                                                                ----------------          ----------------
           Net property, plant and equipment                    $      8,224,350          $      8,300,807
                                                                ================          ================

(4)    Related Party Transactions

       Through June 30, 1996, Qualicorp, Inc., the parent of RWB Management Corp. (the Managing General Partner of the Partnership) charged $61,224 of property management fees and $78,459 of administrative expense to the Partnership.

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

                                    ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Cash and equivalent balances increased during the quarter ended June 30, 1996 to $1,195,512. This represents an increase of $318,662 from December 31, 1995. The improvement in the cash balances was due to improved accounts receivable collections, primarily in the Medicare and managed care areas. The increase in accounts payable is due to timing of routine payable cycles. Census levels at the Southpoint Manor facility were lower in the quarter due to seasonal adjustments. The July 1996 census has increased, but has not yet returned to prior levels.

The Partnership presently has one nursing home located in Alabama. According to industry representatives, the State of Alabama has reached an impasse with the Health Care Financing Administration (HCFA) which will cause the September payments for Medicaid patients to be delayed by one month to October 1996. The Partnership receives approximately $170,000 per month from the Medicaid program. In addition, the State of Alabama has proposed significant rate reductions and changes in eligibility requirements which will reduce Medicaid census levels if implemented.

As indicated in the prior quarterly report, the Partnership has engaged an investment firm to assist it in evaluating the Partnership's strategic alternatives. It was expected this evaluation would lead to a sale of the Partnership properties. However, due to the uncertainty of the Alabama Medicaid issues described above, the prospective buyer has requested a 90 day extension of the letter of intent which the Partnership intends to grant.

In May 1996, the Partnership paid a distribution of $8.56 per unit, which equals a 4% annualized return on the original $1,000 per unit investment less the return of capital of $144 per unit. Although the Partnership expects to continue to make distributions to its limited partners based upon cash flow generated from operations, after considering cash required for debt service, necessary improvements to its properties and working capital reserves, no assurances can be given that distributions will be made in the future.

Operations

Net income from continuing operations was $187,486 for the quarter ended June 30, 1996, compared to $101,001 for the same quarter of 1995. Patient service revenue between quarters increased $501,869 due to higher ancillary service revenue. Operating expenses increased $437,217 to $3,509,473. Ancillary expenses were $352,726 higher in the second quarter of 1996 than 1995. Nursing salaries were $56,014 higher in the current quarter as well. General and Administrative expenses were higher in 1996, as compared to 1995, due to salary costs and fees. Employee health and benefit costs were slightly higher in 1996 than 1995 due to higher health insurance costs and employment taxes.

Interest income was $29,846 in the quarter as compared to $12,093 in 1995 due to interest earned on the one million dollar note due from the purchaser of the Lakecrest Nursing Home.

The Partnership recorded income from discontinued operations for the quarter of $24,551. The 1995 loss reflects expenses associated with the rental operation of $3,408. In addition, the Partnership recognized in the second quarter of 1995 a write down of the Merrillville, Indiana facility of $807,002.

                                   PART II

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RWB MEDICAL INCOME PROPERTIES 1
LIMITED PARTNERSHIP
Registrant

By:  /s/ John H. Stoddard                          Date: July 31, 1996
     -------------------------------------               -------------
     John H. Stoddard
     President and Chief Financial Officer
     RWB Management Corp.
     Managing General Partner