Form 10-Q
period 1996-09-30
RWB MEDICAL INCOME PROPERTIES 1 LTD PARTNERSHIP
filed 1996-11-14
CIK 750457

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 1996          Commission File Number 2-92396


              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP
              ---------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



                Louisiana                        72-1007233
         ------------------------  -------------------------------------
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

                        Yes    X         No
                             ------           ------


The number of limited partnership units outstanding at September 30, 1996 was 22,895.

                               TABLE OF CONTENTS




                                     PART I

                                                                                 Page No.

        Item 1.  Financial Information .........................................    3-9

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations .................     10

                                    PART II

        Item 1.  Report on Form 8-K ............................................     11


        Signatures .............................................................     11

                                     PART I


                                   ITEM 1.

                            FINANCIAL INFORMATION

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP


                                     INDEX




                                                                            Page No.
      Balance Sheets, September 30, 1996 and December 31, 1995 ...........    4

      Statements of Operations for the three
      months ended September 30, 1996 and 1995 and the nine months
      ended September 30, 1996 and 1995 ..................................    5

      Statements of Partners' Capital for the nine months
      ended September 30, 1996 and 1995 ..................................    6

      Statements of Cash Flows for the nine months ended
      September 30, 1996 and 1995 ........................................    7

      Notes to Financial Statements ......................................    8-9

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                                 Balance Sheets
                    September 30, 1996 and December 31, 1995
                                  (Unaudited)



         ASSETS                                        1996         1995
                                                   -----------   -----------
  Current Assets
    Cash and equivalents                           $ 1,508,707   $   876,850
    Accounts receivable, less allowance
        for doubtful accounts of $836,514 in 1996
        and $837,727 in 1995                         2,845,127     2,614,844
    Estimated settlements due from third parties       730,883       373,738
    Note receivable due within one year                      -     1,045,102
    Prepaid expenses and other assets                  153,283       127,472
                                                   -----------   -----------
         Total current assets                        5,238,000     5,038,006

  Property, plant and equipment, net of
     accumulated depreciation                        8,159,222     8,300,807
  Deferred financing costs, less accumulated
     amortization of $33,739 in 1996 and
     $26,677 in 1995                                    13,339        20,401
                                                   -----------   -----------
         Total assets                              $13,410,561   $13,359,214
                                                   ===========   ===========

     LIABILITIES AND PARTNERS' CAPITAL


  Current Liabilities
    Current portion of long term debt              $    80,000   $    84,105
    Accounts payable                                 1,047,568       834,703
    Accrued payroll and payroll taxes                  194,358       235,579
    Accrued vacation pay                               148,040       146,439
    Accrued real estate taxes                           99,772           193
    Accrued insurance                                   49,394        10,977
    Accrued management fees                             55,285        53,158
    Patient deposits and trust liabilities              79,291        81,190
    Other accrued expenses                              19,831        23,357
    Estimated settlements due to third parties         315,257       417,145
                                                   -----------   -----------
         Total current liabilities                   2,088,796     1,886,846

  Mortgage notes and capital lease obligations         840,000       904,605
  Due to affiliates                                    234,315       240,973
                                                   -----------   -----------
         Total liabilities                           3,163,111     3,032,424
                                                   -----------   -----------

  Partners' capital (deficit)
     Limited partners                               10,527,575    10,601,361
     General partners                                 (280,125)     (274,571)
                                                   -----------   -----------

         Total partners' capital                    10,247,450    10,326,790
                                                   -----------   -----------

         Total liabilities and partners' capital   $13,410,561   $13,359,214
                                                   ===========   ===========

        The accompanying notes are an integral part of these statements.

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                            Statements Of Operations
             For The Three Months Ended September 30, 1996 and 1995 and the Nine Months Ended September 30, 1996 and 1995
                                  (Unaudited)




                                           Three Months Ended           Nine Months Ended
                                              September 30                September 30
                                    ------------------------------  --------------------------
                                           1996         1995           1996          1995
                                           ----         ----           ----          ----
Income:
 Patient service revenues, net      $      3,837,108   $3,293,074   $11,288,233   $ 9,872,160
 Rental income                                     -            -             -        36,300
 Other net                                     7,650        6,286        22,381        19,828
                                    ----------------   ----------   -----------   -----------

       Total revenue                       3,844,758    3,299,360    11,310,614     9,928,288
                                    ----------------   ----------   -----------   -----------

Operating expenses:
 Costs of patient service                  2,143,514    1,780,046     6,176,557     5,050,453
 Dietary                                     269,133      267,699       773,866       769,217
 Household and plant                         298,449      307,685       874,622       890,257
 General and administrative                  613,521      527,786     1,778,904     1,631,915
 Employee health and welfare                 162,111      182,320       564,567       549,178
 Depreciation and amortization               124,915      126,999       371,805       471,911
                                    ----------------   ----------   -----------   -----------
       Total operating expenses            3,611,643    3,192,535    10,540,321     9,362,931
                                    ----------------   ----------   -----------   -----------

       Operating income                      233,115      106,825       770,293       565,357
                                    ----------------   ----------   -----------   -----------

Other income (expense):
 Interest income                              27,848       20,230        87,596        45,063
 Interest expense                            (21,924)     (28,616)      (67,081)      (80,854)
 Provider fees                               (30,999)     (30,999)      (92,996)      (92,996)
                                    ----------------   ----------   -----------   -----------
       Total other
         income (expense)                    (25,075)     (39,385)      (72,481)     (128,787)
                                    ----------------   ----------   -----------   -----------

       Net income  from
           continuing operations             208,040       67,440       697,812       436,570
                                    ----------------   ----------   -----------   -----------
Discontinued Operations
 Loss from operations of dis-
continued operations of Lakecrest
   Nursing Home                              (99,397)    (302,073)     (144,955)     (359,703)
 Loss on sale of Lakecrest Nursing
   Home                                            -     (586,906)            -    (1,393,908)
                                    ----------------   ----------   -----------   -----------
       Net loss from discontinued
        operations                           (99,397)    (888,979)     (144,955)   (1,753,611)
                                    ----------------   ----------   -----------   -----------

       Net income (loss)            $        108,643   $ (821,539)  $   552,857   $(1,317,041)
                                    ================   ==========   ===========   ===========

Net income (loss) per weighted
 average limited partnership unit
 outstanding                        $           4.41   $   (33.37)  $     22.46   $    (53.50)
                                    ================   ==========   ===========   ===========

        The accompanying notes are an integral part of these statements.

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                        Statements of Partners' Capital
       For the Nine Months Ended September 30, 1996 and December 31, 1995
                                  (Unaudited)




                                       Limited Partners              General
                                     Units        Amount    Partners         Total
                                  --------  ------------  ----------  ------------
Partners' capital (deficit),
   December 31, 1995                22,895  $10,601,361   $(274,571)  $10,326,790

Distributions to partners
   ($25.68 per limited
   partnership unit outstanding)               (587,943)    (44,254)     (632,197)

Net income (loss)                               514,157      38,700       552,857
                                  --------  -----------   ---------   -----------

Partners' capital (deficit),
   September 30, 1996               22,895  $10,527,575   $(280,125)  $10,247,450
                                  ========  ===========   =========   ===========

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                            Statements of Cash Flows
                 Nine Months Ended September 30, 1996 and 1995
                                  (Unaudited)



                                                        1996           1995
                                                    -------------  ------------
Cash flows from operating activities:
   Cash received from patient care                  $ 10,598,917   $ 9,847,781
   Cash paid to suppliers and employees              (10,031,338)   (8,576,294)
   Interest received                                      87,596        45,063
   Interest paid                                         (67,081)      (80,854)
   Provider fees                                         (92,996)      (92,996)
   Other operating receipts                               22,381        19,828
                                                    ------------   -----------
       Net cash provided by operating activities         517,479     1,162,528
                                                    ------------   -----------

Cash flows from investing activities:
   Proceeds from sale of property                              -     4,000,000
   Loans made                                                  -    (1,133,261)
   Collection on loans                                 1,045,102        53,864
   Cash payments for capital expenditures               (223,159)     (160,358)
                                                    ------------   -----------
       Net cash provided by investing activities         821,943     2,760,245
                                                    ------------   -----------

Cash flows from financial activities:
   Additional debt obligations                                 -       218,855
   Principal payment on debt obligations                 (68,710)     (280,019)
   Net borrowings (payments) to related parties           (6,658)        4,757
   Distributions to partners                            (632,197)   (1,107,825)
                                                    ------------   -----------
       Net cash used by financing activities            (707,565)   (1,164,232)
                                                    ------------   -----------

Net increase in cash and equivalents                     631,857     2,758,541

Cash and equivalents, beginning of period                876,850     1,327,312
                                                    ------------   -----------

Cash and equivalents, end of period                 $  1,508,707   $ 4,085,853
                                                    ============   ===========

Reconciliation of net income to net cash
   provided by operating activities:
Net income                                          $    552,857   $(1,317,041)
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                         371,805       471,911
   Loss on disposal of property                                -     1,753,611
   (Increase) in accounts receivable                    (230,283)      (73,106)
   Decrease (increase) in third party receivables       (459,033)       12,418
   (Increase) in prepaid expenses and other assets       (25,810)      (26,413)
   Increase in accounts payable and
       accrued expenses                                  307,943       341,148
                                                    ------------   -----------

Net cash provided by operating activities           $    517,479   $ 1,162,528
                                                    ============   ===========

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

(2)  Mortgage Notes Payable and Capitalized Lease Obligations

     Mortgage notes payable at September 30, 1996 and December 31, 1995 are summarized as follows:

                                                                         1996                         1995
                                                                      ---------                     --------
     Prime plus 1% mortgage note payable
         in monthly principal installments
         of $6,667 plus interest, with a final
         balloon principal payment due
         March 1, 1998                                                 $920,000                      $980,000


     Capitalized lease obligation payable monthly
         with interest rates from 8% to 13.46%                                -                         8,710
                                                                       --------                      --------

                                                                        920,000                       988,710
     Less amounts due in one year or less                                80,000                        84,105
                                                                       --------                      --------
                                                                       $840,000                      $904,605
                                                                       ========                      ========

     The aggregate annual maturities of mortgage notes payable and capital lease obligations for the succeeding four fiscal years are as follows:


                               1996  $     20,000
                               1997        80,000
                               1998       820,000
                                     ------------
                                     $    920,000
                                     ============

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

     A summary of land, buildings, related personal property and accumulated depreciation at September 30, 1996 and December 31, 1995 is as follows:


                                         1996                     1995
                                      -----------             -----------

Land                                  $   525,000             $   525,000
Buildings and improvements             11,688,831              11,590,498
Furniture and equipment                 1,457,467               1,322,600
Property under capitalized leases               -                  16,870
                                      -----------             -----------
   Total                               13,671,298              13,454,968
Accumulated depreciation               (5,512,076)             (5,154,161)
                                      -----------             -----------
   Net property, plant and equipment  $ 8,159,222             $ 8,300,807
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

     As noted in footnote 3, the operation of the Lakecrest Nursing Home was acquired on May 1, 1995 as a stock acquisition. Prior to that time, the Partnership had recorded rental income from the leased assets. Consequently, the operation of the facility has been shown as a discontinued operation effective May 1, 1995. The results of operations for the period ended September 30, 1995 were:


                           Revenue, net  $1,016,496
                           Expense        1,376,199
                                         ----------
                           Net Loss      $ (359,703)
                                         ==========


(5)  Related Party Transactions

     Through September 30, 1996, QualiCorp, Inc., the parent of RWB Management Corp. (the Managing General Partner of the Partnership) charged $108,269 of property management fees and $118,855 of administrative expense to the Partnership.

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

                                    ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

Cash balances for the nine months ended September 30 have increased $631,857. This increase was due to the collection of the one million dollar promissory note which was received in September 1996. Accounts receivable due from patients continued to increase in the third quarter due to continuing slow certifications of Medicaid patients and delayed payments from the managed care companies. Ongoing physical plant improvement and equipment additions are scheduled to continue until the fourth quarter and will total approximately $50,000.

Due to the continued uncertainty of the Alabama Medicaid issues referred to in prior quarterly reports, the prospective purchaser of the Partnership assets has communicated it will not proceed with the proposed transaction. The Managing General Partner, in conjunction with its investment bankers, has re-opened discussions with other companies who had expressed an interest in the assets in the hope of negotiating a sale of the assets to one of them.

The Partnership will make its regular distribution of $8.56 per unit on November 15.

The Partnership will continue to make quarterly distributions to its limited partners based upon cash flow generated by facility operations after considering cash requirements for debt services, needed improvement to its property and cash reserves. There can be no assurance the current distribution of $8.56 per unit per quarter will be maintained into 1997.

Operations

The Partnership net income for the quarter ended September 30, 1996 was $108,643 which included a loss from the discontinued operation of Lakecrest Nursing Home of $99,397. The net income from continuing operations of $208,040 compared favorably to the third quarter of 1995 profit of $67,440. The improved earnings in 1996 as compared to 1995 is due to improved managed care rates.

Expenses on a year to date basis reflect the fact the Partnership's continued expansion of its ancillary programs. The cost of patient care increased for the nine months ended September 30, 1996 over 1995 by $1,126,104 with approximately $1,067,500 being attributed to the expanded ancillary programs. General and Administrative costs increased $146,989 due to higher salary costs, increased insurance charges and legal fees.

                                    PART II

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RWB MEDICAL INCOME PROPERTIES 1
LIMITED PARTNERSHIP
Registrant





By:        /s/ John H. Stoddard                   Date:  October 31, 1996
           -------------------------------------         ----------------
           John H. Stoddard
           President and Chief Financial Officer
           RWB Management Corp.
           Managing General Partner