Form 10-K
period 1996-12-31
RWB MEDICAL INCOME PROPERTIES 1 LTD PARTNERSHIP
filed 1997-03-31
CIK 750457

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year Ended                        Commission File Number
    December 31, 1996                                    2-92396

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP
             (Exact Name of Registrant as Specified in its Charter)

       Louisiana                                        72-1007233
(State of Organization)                    (IRS Employer Identification Number)

                        7000 Central Parkway, Suite 850
                               Atlanta, GA 30328
                    (Address of Principal Executive Office)

                                 (770) 668-1080
              (Registrant's telephone number, including area code)

          Securities Registered Pursuant to Section 12 (b) of the Act:

                                                Name of Each Exchange
   Title of Each Class                           on Which Registered
  --------------------                          ---------------------
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

The number of limited partnership units outstanding as of February 27, 1997 was 22,895.

The Prospectus of the Registrant dated October 11, 1984, filed pursuant to Rule 424(b) under the Securities Act of 1933 is incorporated by reference, to the extent indicated in Part III of this report.

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

                                                                        Page
PART I

Item 1:   Business                                                         1
Item 2:   Properties                                                       3
Item 3:   Legal Proceedings                                                4
Item 4:   Submission of Matters to a Vote of Security Holders              4

PART II

Item 5:   Market for the Registrant's Common Equity and Related
          Stockholder Matters                                              4
Item 6:   Selected Financial Data                                          4
Item 7:   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        5
Item 8:   Financial Statements and Supplementary Data                      6
Item 9:   Disagreements on Accounting and Financial Disclosure             6

PART III

Item 10:  Directors and Executive Officers of the Registrant               7
Item 11:  Executive Compensation                                           7
Item 12:  Security Ownership of Certain Beneficial Owners and
          Management                                                       7
Item 13:  Certain Relationships and Related Transactions                   8

PART IV

Item 14:  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K
Signatures                                                                 8
                                                                          10

                                     PART I

                                ITEM 1. BUSINESS

RWB Medical Income Properties 1 Limited Partnership (the Partnership), is a Louisiana limited partnership organized on July 7, 1984. A Registration Statement filed with the Securities and Exchange Commission became effective on October 11, 1984 and the offering of $25,000,000 units of limited partnership interests (the Units) commenced on or about that date. The offering period was terminated on June 30, 1986, upon the sale of 22,895 Units for an aggregate purchase price of #D$22,895,000.

The purpose of the Partnership is to invest primarily in existing, improved, medically related, income-producing commercial properties, such as medical office buildings and nursing homes. As of December 31, 1996, the Partnership owned and operated two nursing home properties, Southpoint Manor in Miami Beach, Florida, and Merry Wood Lodge in Elmore, Alabama, with a total of 354 beds. The Partnership employed approximately 300 full time employees at December 31, 1996. During the year ended December 31, 1995, the Partnership sold a 180 bed nursing home. The property had been leased to another operator through April 30, 1995 when the Partnership acquired the operator's interest in a stock purchase. On September 1, 1995 the nursing home real estate was sold. The operating results of this facility for 1995 and 1996 are reflected in the Partnership's financial statements as a discontinued rental operation.

Business Strategy

The Partnership owns real property investments, primarily healthcare related, and operates the properties until such time as a sale or other disposition appears to be advantageous to the Limited Partners. Factors such as potential capital appreciation, industry trends, cash flow and federal income tax consequences to the Limited Partners are considered before Partnership property dispositions are made.

The Partnership (the "Partnership") has entered into an asset Purchase and Sale Agreement effective as of February 3, 1997 (the "Sale Agreement"), by and among the Partnership, RWB Management Corp., the managing general partner of the Partnership, and Omega Healthcare Investors, Inc. ("Omega"). The Sale Agreement calls for the sale to Omega of the Partnership's interests in its facilities, and the personal property and intangible assets related to the operation of these facilities.

The description of the Sale Agreement set forth herein does not purport to be complete and is qualified in its entirely by the provisions of the Sale Agreement, filed as an exhibit to the Company's Current Report on Form 8-K dated February 18, 1997, and as Appendix A to the Partnership's Consent Solicitation Statement filed March 12, 1997.

Under the Sale Agreement, the Partnership will receive total sales consideration of $18,600,000, which will be reduced by accrued expenses of approximately $332,795 for vacation pay, sick pay, taxes and trust fund obligations as provided in the Sale Agreement, by approximately $4,206,082 of closing costs, brokerage fees, third party settlements and other obligations, and by approximately $893,333 for the payment of debt, resulting in estimated net proceeds from the sale of approximately $13,167,790. These estimated net proceeds will be augmented by estimated current assets in excess of current liabilities of approximately $2,818,245 which will increase the total amount estimated to be available for distribution to approximately $15,986,035, which will be distributed to the Partnership's limited partners (the "Limited Partners") in three installments as follows:

1. First Installment. The Limited Partners will receive a check in the amount of $515 per unit, payable within 30 business days of the closing and surrender of Partnership certificates (an anticipated aggregate distribution to all of the Limited Partners of $11,795,700);

2. Second Installment. A second distribution of approximately $158 per unit is anticipated to be made within one year of the closing. This distribution is primarily attributable to the collection of accounts receivable in the period subsequent to the closing less the payment of accounts payable and other liabilities (an anticipated aggregate distribution to all of the Limited Partners of $3,615,400); and

3. Final Installments. A final distribution of up to $25 per unit is anticipated to be made following the expiration of the Partnership's representations and warranties to Omega and any additional period required to finally resolve any claims for indemnification against the Partnership brought prior to the termination of such period (an anticipated aggregate distribution to all of the Limited Partners of $574,900).

The closing of the Sale Agreement is subject to a number of conditions, as outlined in the Sale Agreement, including the approval of the Sale Agreement by the Limited Partners and the closing of facility acquisition agreements between Omega and three other affiliated partnerships. The approval of one of the partnerships has already been obtained and the consents of the other partnerships, including the Limited Partners, are being solicited.

Long Term Care Industry

The long term care industry is composed of many facilities offering services to subacute, skilled, assisted living, and personal care residents. The facilities are in the skilled segment of the industry, although Southpoint Manor has subacute services, such as respiratory and ventilator programs since September 1993, and during 1996 the Merry Wood Lodge added similar services.

Historically, nursing homes have derived their revenues from Medicare, Medicaid and private pay patients. In the past few years, the industry has seen an increase in private insurance patients and to a greater extent, contractual services from Health Maintenance Organizations (HMO's) and Preferred Provider Organizations (PPO's).

The industry has always faced a challenge in staffing facilities, particularly with regard to Registered Nurses, Licensed Practical Nurses and Certified Nurse Aides. Depending upon the geographic area, the Partnership competes with hotels, motels and restaurants for other employees, including dietary and housekeeping staff. Approximately fifty percent of the Partnership's operating costs consist of employee salaries and benefits. In 1995 a federal law was passed which increased the minimum wage level to $4.75 per hour in 1996 and to $5.15 per hour in 1997. Management of the Partnership has already responded to these increases, and to the corresponding "ripple effect" for wages of employees paid above the new minimum wage by increasing wages accordingly. To date, the State of Florida has not agreed to increase reimbursement rates to compensate for the federally mandated increases in the minimum wage. The State of Alabama increased its reimbursement rates in response to the 1996 minimum wage increase, but Alabama has not agreed to increases to compensate providers, including the Partnership, for the 1997 minimum wage increase or for "ripple effect" wage increases made necessary by the 1997 minimum wage increase.

The federal government has been discussing changes in Medicare and Medicaid as it looks for ways to downsize government. The Medicaid program could be impacted through block grants or level funding programs which would cap federal funding. If federal funding were capped, and a state wished to retain the current level of services, significant additional funding would be required, particularly if the Omnibus Budget Reconciliation Act regulations were not repealed. The Medicare program is being examined by the federal government for possible changes, including the implementation of cost limits on ancillary services (such as therapy programs, equipment and diagnostic services), capital cost reductions, a continued freeze of the routine cost limits and perhaps a prospective payment system. The potential impact of such changes, either alone or in combination, cannot be determined at this time.

Information regarding industry segments is not applicable to the Partnership's business.

Seasonality

The Partnership's revenue and operating income fluctuate from quarter to quarter and tend to be higher in the third and fourth quarter of each fiscal year. These quarterly fluctuations are primarily due to the fact that, for the state Medicaid programs in which the Partnership operates, rate increases tend to take effect in such quarters. The Southpoint Manor facility also tends to experience census declines during the summer as some Miami-area residents temporarily move to cooler climates, leading to lower revenue and operating income during such months.

SERVICES PROVIDED

Routine Services

Both facilities are licensed as skilled-care facilities by the appropriate state regulatory agencies. Routine services provided by the facilities include skilled-care services and assistance with daily living activities, depending upon the needs of each resident. Subacute care, such as ventilator and respiratory therapy, may also be provided as specified by each resident's physician. Skilled nursing care is rendered 24 hours per day by registered or licensed nurses and certified nurses aides.

Ancillary Services

The Partnership provides a variety of rehabilitative services at its facilities for residents. These services include physical, speech, occupational, and respiratory therapies. The Partnership continues to expand these services as warranted by the needs of the residents and the requirements of third-party payor programs. During 1996, the Partnership added subacute care capabilities to the Merry Wood Lodge facility.

                               ITEM 2. PROPERTIES

The Partnership originally purchased five medically related commercial properties. At December 31, 1996, two properties were owned by the Partnership. They are:

                                                                                 Average Daily Census
                                      Date of     No. of      Medical      --------------------------------
             Property               Acquisition    Beds     Real Estate    1996   1995   1994   1993   1992
             --------               -----------   ------   --------------  ----   ----   ----   ----   ----
Southpoint Manor                     09/03/86      230     Long-term care  219    216    217    219    223
Miami Beach, Florida                                          facility

Merry Wood Lodge                     10/01/86      124     Long-term care  121    121    121    123    122
Elmore, Alabama                                               facility

The Partnership has sold the following properties:

                                                 Date of       Date            Type of
                  Property                     Acquisition     Sold      Medical Real Estate
                  --------                     -----------     ----      -------------------
Six Columbia Place                              09/30/86     7/29/92   Medical Office Building/
  Tampa, Florida                                                           Parking Facility

Clayton Medical Center                          07/01/85     11/11/92  Medical Office Building
  Riverdale, Georgia

Lakecrest Nursing Home (1)                      12/17/85      9/1/95    180 Bed Long-term Care
  (formally Merrillville Convalescent Center)                                  Facility
  Merrillville, Indiana

(1) The facility was leased to an outside organization through December 16, 1992, as indicated in Footnote 3 of the financial statements. On December 17, 1992, the lessee was declared in default and the Partnership assumed operations. Effective January 1, 1993, the Partnership leased the Merrillville facility to another lessee (as indicated in notes 3, 4 and 5 of the financial statements). In May 1995, the Partnership purchased the stock of Atrium Living Centers of Indiana, Inc. and canceled the 1993 lease. The Partnership operated the Atrium facility as Lakecrest Nursing Home until the real estate was sold on September 1, 1995.

A description of the Partnership's purchase and sale of the properties is disclosed in Notes 1(f), 3, 4, 5, 6, 10 and 14 of Notes to Financial Statements.

                           ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal actions against the Partnership. As noted in the financial statements Note 11, however, the Partnership does have certain contingent liabilities.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                    PART II

                ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP
                   UNITS AND RELATED SECURITY HOLDER MATTERS

There is no established public trading market for the Partnership Units. There were 1,957 limited partners as of February 27, 1997. Distributions paid per limited partner unit for each quarter in the last five years are incorporated by reference from Item 6 below.

                        ITEM 6. SELECTED FINANCIAL DATA

Selected financial data for the period January 1, 1992 to December 31, 1996 is shown below: (000's omitted except for per share data and distributions)

                                                    1996      1995      1994      1993      1992
                                                   -------   -------   -------   -------   -------
Summary of Operations:
  Total Revenue..................................  $15,227    13,530    12,364    11,898    11,678
  Operating Income...............................  $   939       998       874     1,332     1,318
  Income (Loss) on Discontinued Operations.......     (308)    (1783)        0         0         0
  Net Income (Loss)..............................  $   508      (902)      843     1,179       869

Per Share Data:
  Net Income (Loss) per Limited Partner Unit.....  $ 20.64    (40.76)    34.23     47.91     34.76

Financial Condition:
  Total Assets...................................  $13,104    13,359    17,853    18,044    18,978
  Long-term Debt.................................  $   893       989     1,071     1,163       716
  Partner's Capital..............................  $ 9,992    10,327    15,306    15,940    16,935

Distributions per Limited Partner Unit:
  First Quarter..................................  $  8.56     15.00     15.00     15.00     15.00
  Second Quarter.................................  $  8.56     15.00     15.00     15.00     15.00
  Third Quarter..................................  $  8.56     15.00     15.00     15.00     15.00
  Fourth Quarter.................................  $  8.56     15.00     15.00     15.00     15.00
  Special Distribution of Sale Proceeds..........  $  0.00    113.56      0.00     30.44      0.00

Quarterly Financial data for the period January 1, 1994 to December 31, 1996 (000's omitted):

                                                                                1996
                                                              -----------------------------------------
                                                              1st Qtr.   2nd Qtr.   3rd Qtr.   4th Qtr.
                                                              --------   --------   --------   --------
Total Revenue...............................................   $3,746     $3,720     $3,845     $3,916
Operating Income............................................      326        211        233        169
Income (loss) on Discontinued Operations....................      (24)        26        (99)      (211)
Net Income (loss)...........................................      231        213        109        (45)

                                                                                1995
                                                              -----------------------------------------
                                                              1st Qtr.   2nd Qtr.   3rd Qtr.   4th Qtr.
                                                              --------   --------   --------   --------
Total Revenue...............................................   $3,299     $3,218     $3,299     $3,714
Operating Income............................................      299        146        107        446
Income (loss) on Discontinued Operations....................      (41)      (810)      (889)       (43)
Net Income (Loss)...........................................      214       (709)      (822)       415

                                                                                1994
                                                              -----------------------------------------
                                                              1st Qtr.   2nd Qtr.   3rd Qtr.   4th Qtr.
                                                              --------   --------   --------   --------
Total Revenue...............................................   $3,096     $3,071     $3,237     $2,960
Operating Income(Loss)......................................      356        327        249        (58)
Net Income (Loss)...........................................      339        306        228        (30)

                ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Reserves

Cash and equivalent balances for the Partnership totaled $766,621 at December 31, 1996, a decrease of $110,229 from the previous year. Cash provided from operations decreased to $15,822 during 1996 from $99,372 during 1995. This decrease was primarily due to lower collections on residents accounts receivable, particularly Medicare, Medicaid and managed care. Cash paid to suppliers and employees increased during 1996 because the Partnership entered into certain ancillary service contracts which require payment for services rendered prior to the Partnership's receipt of payments from Medicare and managed care payors.

Payments for capital expenditures were $252,550 in 1996 compared to $501,500 in 1995. During 1996, the Partnership collected notes receivable of $1,045,102, including $1,000,000 due from the sale of the Lakecrest Nursing Home.

The Partnership has a $500,000 line of credit available to it should the need arise. As of December 31, 1996 the Partnership had adequate working capital, and no advances had been drawn under the line of credit.

During 1996, the Partnership paid regular distributions to Limited Partners totaling $34.24 per unit, equaling a 4% return on the initial investment of $1,000 per unit less $144 return of capital from sale proceeds returned in prior years. Although the Partnership expects to make distributions to its limited partners based upon cash flow generated from Operations, after considering cash required for debt obligations, necessary improvements to its properties and working capital reserves, no assurances can be given that distributions will be made in the future.

Results of Operations

Fiscal Year 1996 Compared to 1995

The Partnership's net income for the year ended December 31, 1996 was $508,160, compared to a loss of $901,714 in the previous year. The 1996 income included a loss of $308,413 from discontinued operations, primarily the Lakecrest Nursing Home. The 1995 loss included a loss of $207,707 from discontinued operations and a loss of $1,575,134 on the disposal of rental operations.

Net operating income for 1996 was $938,712, compared to $998,254 in 1995. Revenue increased to $15,226,616 in 1996, an increase of $1,696,841 over 1995. This increase of 12.5% was due to improved Medicare reimbursement rates and higher managed care per diem rates along with higher average daily census.

Operating expenses increased $1,756,383 in 1996 over 1995 due to increased wages paid to employees, increased contract services expense (primarily ancillary services) and general and administrative expenses, including higher legal fees, management fees and insurance costs.

Other income (expenses) reflects lower interest income and lower interest expense.

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

There were no changes of auditors for the Partnership during the fiscal year 1996 and 1995.

                                    PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no directors or executive officers. RWB Management Corp. (RWBMC), a Louisiana corporation, is the Managing General Partner of the Partnership. The directors and executive officers of RWBMC as of December 31, 1996 are listed below. Directors serve for one year or until the next annual meeting of stockholders of RWBMC or until their successors are elected and qualified. RWBMC is a wholly-owned subsidiary of QualiCorp, Inc., a Louisiana corporation. The directors and executive officers of QualiCorp, Inc. are also listed below. The relationship of the Managing General Partner to its Affiliates is described under the caption "Conflicts of Interest" at pages 28 through 30 of the Prospectus, which pages are specifically incorporated by reference herein.

The executive officers of RWBMC and QualiCorp, Inc. are as follows:

             Name                Age            Positions and Recent Principal Occupations
             ----                ---            ------------------------------------------
John M. DeBlois                  60    Chairman of the Board since 1981. Chairman of the Board of
                                       Qualicare, Inc., a hospital management company, from the mid
                                       1970's to 1983.

John H. Stoddard                 54    President and Chief Financial Officer since July 1, 1988.
                                       Senior Vice President of Safecare Health Services, Inc., a
                                       health care management company, from September 1, 1985 to
                                       March 1988. From May 1983 to August 1985, Treasurer,
                                       Continental Health Services, a health care management
                                       company. Prior to May 1983, was Vice President -- Finance
                                       with Qualicare, Inc.

Wanda J. Honea                   39    Vice President -- Investor Services from May 1990. Office
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

                        ITEM 11. EXECUTIVE COMPENSATION

The Partnership has no officers or directors. No director or officer of the Managing General Partner received any remuneration from the Partnership for the three years ended December 31, 1996. The Partnership paid to Qualicorp, Inc., the parent of RWBMC, the Managing General Partner $175,565 in 1996 as reimbursement for administrative expenses (primarily salaries) incurred during the year. In addition, during 1996, the Partnership paid to Qualicorp, Inc. $141,923 for property management fees.

               ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

No person or group is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

No executive officers and directors of RWBMC owned any units in the Partnership at December 31, 1996. RWBMC held 23 units in the Partnership at December 31, 1996. QualiCorp, Inc., parent of RWBMC, the Partnership's Managing General Partner, held 73 units in the Partnership at December 31, 1996.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Qualicorp Inc., the parent of RWBMC, charged the following amounts for property management fees and administrative expenses to the Partnership during the periods shown:

                        Property
                       Management   Administrative
                          Fees         Expenses
                        ---------   --------------
1996                    141,923        175,565

1995                    121,266        166,077

1994                    132,776        179,086

Under the Partnership Agreement, the General Partners are entitled to participate in distributions of the Partnership's Cash Flow as described under the caption "Management Compensation" at pages 24 through 26 of the Prospectus. Cash distributions of $59,005, $103,400, and $103,397, were made to the General Partners during 1996, 1995, and 1994, respectively. The General Partners also share in the Partnership's net profits and net losses.

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

Information Accompanying the Basic Financial Statements
  Independent Auditor's Report on Information Accompanying
     the Basic Financial Statements                           F-20
  Schedule VIII -- Valuation and Qualifying Accounts and
     Reserves for Allowances for Doubtful Accounts            F-21
  Schedule X -- Consolidated Supplementary Income Statement
     Information                                              F-22
  Schedule XI -- Real Estate and Accumulated Depreciation     F-23

2. Exhibits:

     Exhibits listed below which have been filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 or the Securities Exchange Act of 1934, and which were filed as noted below, are hereby incorporated by reference and made a part of this report with the same effect as if filed herewith.

     2. Purchase and Sale Agreement (the "Sale Agreement") dated February 3, 1997 (filed as an exhibit to the company's Form 8-K filed February 18, 1997, and as an appendix to the Partnership's Consent Solicitation Statement dated March 12, 1997).

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

     3-C. Consent Solicitation Statement dated March 12, 1997 and filed pursuant to Rule 14A, incorporated herein by reference.

(b) No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1996. A report on Form 8-K was filed on February 18, 1997 pertaining to Disposition of Partnership Assets.

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

RWB MEDICAL INCOME PROPERTIES 1
     LIMITED PARTNERSHIP

     RWB MANAGEMENT CORP.
     Managing General Partner

By: /s/ John H. Stoddard                Date: March 21, 1997
    ---------------------------
    John H. Stoddard
    President, Director, Chief
    Financial Officer and Principal
    Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                       Name                                      Position                    Date
                       ----                                      --------                    ----
/s/ John M. DeBlois                                  Chairman of the Board              March 21, 1997
---------------------------------------------------
John M. DeBlois

/s/ John H. Stoddard                                 President, Director, Chief         March 21, 1997
---------------------------------------------------  Financial Officer and Principal
John H. Stoddard                                     Accounting Officer

                                EXHIBIT INDEX

Exhibit Number                  Description
--------------                  -----------
     27                         Financial Data Schedule (for SEC use only)

                             SELF & MAPLES, P.A.
                                 [LETTERHEAD]



                          INDEPENDENT AUDITOR'S REPORT

To the Partners
RWB Medical Income Properties 1 Limited Partnership

We have audited the accompanying balance sheets of RWB Medical Income Properties 1 Limited Partnership as of December 31, 1996 and 1995 and the related statements of operations, partners' capital and cash flows for each of the three years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RWB Medical Income Properties 1 Limited Partnership as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.


/s/ Self & Maples, P.A.

Oneonta, Alabama
January 24, 1997, except for Note 14, as to which the date is February 3, 1997

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                                        1996                    1995
                                                    -----------            -------------

ASSETS
Current assets
  Cash and cash equivalents                        $   766,621              $   876,850
  Patient accounts receivable, net of allowance
     for doubtful accounts of $930,869 in 1996
     and $837,727 in 1995                            3,172,977                2,614,844
  Estimated third-party payor settlements              956,362                  373,738
  Current portion of notes receivable                        -                1,045,102
  Prepaid expenses and other assets                    130,423                  127,472
                                                   -----------              -----------
     Total current assets                            5,026,383                5,038,006

Property and equipment, net of accumulated
   depreciation and amortization                     8,067,068                8,300,807
Deferred financing costs, less accumulated
   amortization of $36,093 in 1996 and
   $26,677 in 1995                                      10,985                   20,401
                                                   -----------              -----------
     Total assets                                  $13,104,436              $13,359,214
                                                   ===========              ===========

    LIABILITIES AND PARTNERS' CAPITAL

Current liabilities
  Current maturities of long-term debt                  80,000                   84,105
  Accounts payable                                     809,741                  834,703
  Accrued payroll and payroll taxes                    294,126                  235,579
  Accrued vacation                                     190,526                  146,439
  Accrued real estate taxes                                196                      193
  Accrued insurance                                      4,888                   10,977
  Accrued management fees                               55,285                   53,158
  Patient deposits and trust liabilities                66,502                   81,190
  Other accrued expenses                                23,203                   23,357
  Estimated third-party payor settlements              513,939                  417,145
                                                   -----------              -----------
     Total current liabilities                       2,038,406                1,886,846

Long-term debt, net of current maturities              813,333                  904,605
Due to affiliates                                      260,679                  240,973
                                                   -----------              -----------
     Total liabilities                               3,112,418                3,032,424
                                                   -----------              -----------
Partners' capital (deficit)
  Limited partners                                  10,290,023               10,601,361
  General partners                                    (298,005)                (274,571)
                                                   -----------              -----------
     Total partners' capital                         9,992,018               10,326,790
                                                   -----------              -----------

     Total liabilities and partners' capital       $13,104,436              $13,359,214
                                                   ===========              ===========

                See accompanying notes to finanicial statements

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                      1996         1995          1994
                                                  ------------- ----------- -------------
Revenues
   Net patient service revenue                     $15,194,226  13,503,777   $12,336,791
   Other revenue                                        32,390      25,998        27,096
                                                   ----------- -----------   -----------
      Total revenue                                 15,226,616  13,529,775    12,363,887
                                                   ----------- -----------   -----------

Operating expenses
   Professional care of patients                     8,499,224   6,977,036     5,922,576
   Dietary                                           1,045,674   1,022,914     1,006,362
   Household and plant                               1,165,942   1,169,583     1,190,677
   General and administrative                        2,345,075   2,122,280     2,034,703
   Employee health and welfare                         736,284     733,580       674,289
   Depreciation and amortization                       495,705     506,128       661,019
                                                   ----------- -----------   -----------
      Total operating expenses                      14,287,904  12,531,521    11,489,626
                                                   ----------- -----------   -----------

      Operating income                                 938,712     998,254       874,261
                                                   ----------- -----------   -----------

Other income (expenses)
   Interest income                                     102,804     112,432       109,051
   Interest expense                                   (100,948)   (105,564)      (92,302)
   Provider fees                                      (123,995)   (123,995)     (123,995)
                                                   ----------- -----------   -----------
      Total other income (expenses)                   (122,139)   (117,127)     (107,246)
                                                   ----------- -----------   -----------

      Income before recognition
        of discontinued operations                     816,573     881,127       767,015

Discontinued operations
   Loss on disposal of rental
     operations including the
     results of operations
     during phase-out period                                 -  (1,575,134)            -
   Income (loss) from discontinued
     rental operations                                (308,413)   (207,707)       75,562
                                                   -----------  ----------   -----------
       Net income (loss)                           $   508,160 $  (901,714)  $   842,577
                                                   =========== ===========
Net income (loss) attributable to
   limited partners                                $   472,589 $  (933,103)  $   783,597
Net income (loss) attributable
   general partners                                     35,571      31,389        58,980
                                                   ----------- -----------   -----------
                                                   $   508,160 $  (901,714)  $   842,577
                                                   =========== ===========   ===========
Net income (loss) per limited partnership unit
    outstanding:
    Continuing operations                          $     33.17 $     35.79   $     31.16
    Discontinued operations                             (12.53)     (76.55)         3.07
                                                   ----------- -----------   -----------
       Net income (loss) per unit                  $     20.64 $    (40.76)  $     34.23
                                                   =========== ===========   ===========

                See accompanying notes to finanicial statements

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                        STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                        Limited Partners              General
                                                        Units         Amount          Partners      Total
                                                        ------      -----------      ----------  -----------
Partners' capital (deficit)
   December 31, 1993                                    22,895      $16,098,221      $(158,143)  $15,940,078

Distributions to partners
   ($60 per limited partnership
   unit outstanding)                                         -       (1,373,698)      (103,397)   (1,477,095)

Net income                                                   -          783,597         58,980       842,577
                                                        ------       ----------       --------   -----------
Partners' capital (deficit)
   December 31, 1994                                    22,895       15,508,120       (202,560)   15,305,560
                                                        ------       ----------       --------   -----------
Distributions to partners
   ($173.56 per limited
   partnership unit outstanding)                             -       (3,973,656)      (103,400)   (4,077,056)

Net income before recognition
   of discontinued operations                                -          819,448         61,679       881,127

Loss on disposal of rental
   operations including the
   results of operations
   during phase-out period                                   -       (1,559,383)       (15,751)   (1,575,134)

Loss from discontinued
   rental operations                                                   (193,168)       (14,539)     (207,707)
                                                        ------       ----------       --------   -----------
Partners' capital (deficit)
   December 31, 1995                                    22,895       10,601,361       (274,571)   10,326,790
                                                        ------       ----------       --------   -----------
Distributions to partners
   ($34.24 per limited
   partnership unit outstanding)                             -         (783,927)       (59,005)     (842,932)

Net income before recognition
   of discontinued operations                                -          759,413         57,160       816,573

Loss from discontinued
   rental operations                                                   (286,824)       (21,589)     (308,413)
                                                        ------       ----------       --------   -----------
Partners' capital (deficit)
   December 31, 1996                                    22,895      $10,290,023      $(298,005)  $ 9,992,018
                                                        ======      ===========      =========   ===========

                See accompanying notes to financial statements.

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                      1996             1995           1994
                                                   -----------      -----------    -----------
Cash flows from operating activities:

  Cash received from patient care                  $14,147,312      $11,607,874    $13,067,071
  Interest received                                    102,804          112,432         58,395
  Other operating receipts                              32,390           25,998         27,096
  Cash paid to suppliers and employees             (14,041,741)     (11,417,373)   (10,608,610)
  Interest paid                                       (100,948)        (105,564)       (92,302)
  Provider fees                                       (123,995)        (123,995)      (123,995)
                                                   -----------      -----------    -----------

  Net cash provided (used) by
    operating activities                                15,822           99,372      2,327,655
                                                   -----------      -----------    -----------
Cash flows from investing activities:

  Capital expenditures                                (252,550)        (501,500)       (79,293)
  Proceeds from the sale of property                         -        4,000,000              -
  Collections on notes receivable                    1,045,102           72,600        67,101
                                                   -----------      -----------    -----------
  Net cash provided (used) by
    investing activities                               792,552        3,571,100        (12,192)
                                                   -----------      -----------    -----------
Cash flows from financing activities:

  Net related party transactions                        19,706           38,127         15,887
  Principal payments on debt obligations               (95,377)         (82,006)       (92,564)
  Distributions to partners                           (842,932)      (4,077,056)    (1,477,095)
                                                   -----------      -----------    -----------
  Net cash provided (used) by
    financing activities                              (918,603)      (4,120,935)    (1,553,772)
                                                   -----------      -----------    -----------
Net increase (decrease) in cash
    and cash equivalents                              (110,229)        (450,463)       761,691

Cash and cash equivalents, beginning
 of year                                               876,850        1,327,313       565,622
                                                   -----------      -----------    -----------
Cash and cash equivalents, end of year             $   766,621      $   876,850    $ 1,327,313
                                                   ===========      ===========    ===========

                See accompanying notes to financial statements.

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                     1996            1995            1994
                                                                                   ---------       ----------     ----------

Reconciliation of net income (loss) to net cash provided by operating activities:

  Net income (loss)                                                                $ 508,160       $ (901,714)    $  842,577
                                                                                   ---------       ----------     ----------
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:

    Depreciation and amortization                                                    495,705          701,554        954,158
    Provision for losses on accounts
      receivable                                                                     133,858           57,397         34,674
    Loss on disposal of property                                                           -        1,575,134              -
    (Increase) decrease in:
      Patient accounts receivable, net                                              (691,991)      (1,736,914)      (300,000)
      Estimated third-party payor
        settlements                                                                 (582,624)        (373,738)       297,604
      Prepaid expenses and other assets                                               (2,951)          56,071        (21,208)
    Increase (decrease) in:
      Accounts payable                                                               (24,962)         406,715        207,365
      Accrued expenses                                                                98,521          171,572          6,803
      Estimated third-party payor
        settlements                                                                   96,794          157,352        259,793
      Other liabilities                                                              (14,688)         (14,057)        45,889
                                                                                   ---------       ----------     ----------
    Total adjustments                                                               (492,338)       1,001,086      1,485,078
                                                                                   ---------       ----------     ----------
  Net cash provided (used) by
    operating activities                                                           $  15,822       $   99,372     $2,327,655
                                                                                   =========       ==========     ==========
Supplemental schedule of noncash investing and financing activities:
  Note receivable taken for property sold                                          $    -          $1,000,000     $     -
                                                                                   =========       ==========     ==========

                See accompanying notes to financial statements.

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

                 (b)      Allocation of Net Profits and Net Losses

                          Net profits and net losses shall be determined and allocated as of December 31 of each year as follows:

                          . Net profits (losses) (exclusive of net profits (losses) attributable to the sale or disposition of Partnership properties) are allocated 93% to the limited partners and 7% to the general partners.

                          . Net profits attributable to the sale or disposition of a Partnership property shall be allocated as follows:

                                  . First, prior to giving effect to any distributions of proceeds from the transaction, to the general partners and the limited partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances;

                                  . Second, to the general partners in an amount necessary to make the balances in their respective capital accounts equal to 15% of the sales proceeds remaining following allocation to the limited partners of an amount equal to their original capital contribution; and

                                  .        Third, the balance, if any, to the
                                           limited partners.

                          . Net losses attributable to the sale or disposition of a Partnership property shall be allocated in a manner similar to above, except that limited and general partner

             RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                        NOTES TO FINANCIAL STATEMENTS




                                  accounts would be reduced pro rata to the amount of their respective capital investments, then, pro rata to zero, and for any remaining loss, 93% to the limited partners and 7% to the general partners. A minimum of 1% of losses shall be allocated to the general partner.

                 (c)      Principles of Consolidation

                          The financial statements for the year ended December 31, 1996 consolidate the accounts of the Partnership and its wholly owned subsidiary, Lakecrest Nursing Home, Inc. since May 1, 1995 (see Note 10). All material intercompany transactions have been eliminated.

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

                 (e)      Per Unit Information

                          Limited partnership information per unit is based on the number of partnership units outstanding of 22,895 in 1996, 1995 and 1994. Federal taxable income per unit outstanding is not necessarily reflective of a limited partner's actual per unit amount due to different tax allocations with respect to tax-exempt partners.

                 (f)      Land, Building and Related Personal Property

                          Land, building and related personal property are stated at cost. Depreciation of buildings is provided over their estimated useful lives ranging from twenty to forty years on the straight-line method. Equipment and other personal property are depreciated primarily over five to seven years on the straight-line method.

                 (g)      Amortization

                          Deferred financing costs are amortized over the life of the loan using the straight-line method. Deferred lease commission costs were amortized over the lives of the leases through the dates the properties were sold (see Note 3).

             RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                        NOTES TO FINANCIAL STATEMENTS


                 (h)      Income Taxes

                          Income is allocated to the individual partners and, therefore, no income taxes have been provided for in these financial statements.

                 (i)      Patient Service Revenues

                          Patient service revenue is recorded at the nursing homes' established rates with contractual adjustments ($11,576,458 in 1996, $7,184,277 in 1995 and
                          $5,391,261 in 1994) and provision for uncollectible accounts, bad debts ($133,858 in 1996, $57,397 in
                          1995, and $34,674 in 1994) and other discounts deducted to arrive at net patient service revenue.

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

                 (k)      Uninsured Cash Balances

                          The Partnership maintains cash balances in several banks. Cash accounts at banks are insured by the FDIC for up to $100,000. Amounts in excess of insured limits were approximately $242,789 at December 31, 1996 and $291,859 at December 31, 1995. A portion of commingled funds discussed in Note 8., may be at risk, but the amount in excess of FDIC limits related to the Partnership is not determinable.

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                         NOTES TO FINANICAL STATEMENTS



                 (l)      Uses of Estimates

                          Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing the financial statements.

Note 2.  CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of the following at December 31:


                                               1996        1995
                                               ----        ----
         Cash                                $  15,386  $  876,850
         Short-term securities                 751,235        -
                                             ---------  ----------
                                             $ 766,621  $  876,850
                                             =========  ==========

Note 3. PROPERTY AND EQUIPMENT

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

        On December 17, 1985, the Partnership purchased Merrillville Convalescent Center (Merrillville), a 180 bed skilled nursing home in Merrillville, Indiana for $5,376,348. Until December 17, 1992, Merrillville was leased under two twenty year leases which were accounted for as capital leases (see Note 5). One lease was for the building, equipment and related land, and the other was for land adjacent to the nursing home (17.9 acres). On December 17, 1992, the lessor was declared to be in default on the lease and the Partnership assumed operations of the facility. The value of the net investment in direct financing lease along with unamortized deferred lease commissions was allocated to the cost of land,

             RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                        NOTES TO FINANCIAL STATEMENTS


        building and equipment at the termination of this lease. No gain or loss was recognized related to the termination of the lease. Effective January 1, 1993 the Partnership leased the Merrillville facility under an operating lease (see Note 5). Effective September 1, 1995, the Partnership sold the facility (see Note 10).

        A summary of property, equipment and accumulated depreciation at December 31, 1996 and 1995 is as follows:


                                                              1996              1995
                                                              ----              ----
                 Land                                     $   525,000      $   525,000
                 Buildings and improvements                11,866,426       11,590,498
                 Furniture and equipment                    1,309,265        1,322,600
                 Property under capital leases                   -              16,870
                                                          -----------      -----------
                    Total                                  13,700,691       13,454,968
                 Accumulated depreciation
                   and amortization                        (5,633,623)      (5,154,161)
                                                          -----------      -----------
                 Net property and
                      equipment                           $ 8,067,068      $ 8,300,807
                                                          ===========      ===========

Note 4.  NOTES RECEIVABLE

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

        The outstanding receivable related to this note totaled $45,102 at December 31, 1995. The balance was paid in full during the year ended December 31, 1996.

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                         NOTES TO FINANICIAL STATEMENTS

        The second note was from the lessee of the Merrillville, Indiana facility. The lessee agreed to continue to operate the facility and make the improvements necessary to meet certification requirements if the Partnership would provide current operating capital and suspend required lease payments (see Note 5 ). The loan, as amended, was a $1,500,000 revolving credit agreement that was to accrue interest at prime plus 1% with payments of principal and interest deferred until July 1, 1995. The receivable related to this note totaled $734,346 at December 31, 1994. In May of 1995 the Partnership purchased the stock of the lessee corporation (Note 10), and forgave the note receivable.

        A third note in the amount of $1,000,000 from the purchaser of the Merrillville, Indiana facility was accepted by the Partnership in September 1995 (see Note 10). This note, made in conjunction with the sale of the facility, bore interest at 9%, and called for payments of interest only through August 31, 1996, at which time the note was paid in full.

Note 5.  PROPERTY LEASES

        Merrillville was accounted for as a capital lease until December 17, 1992 as explained in Note 3. Bad debt expense related to Merrillville's deferred financing lease was recorded in the amount of $110,879 in 1993 in addition to $405,784 written off in prior years.

        Effective January 1, 1993 the Partnership leased the Merrillville facility under an operating lease which provided for monthly rental payments of $55,000. The lease, however, allowed the tenant to leave the monthly lease payments unpaid until August 15, 1993 with no interest or penalties, to allow the tenant to correct the operating deficiencies of the prior tenant (see Note 3).

        Rental income for Merrillville's lease was $220,000 in 1995, and $660,000 in 1994. Interest totaling $74,628 was accrued in 1994 and interest of $15,837 and penalties of $6,600 were assessed related to this receivable in 1993. Rental receivables totaled $1,026,210 at December 31, 1994. Collectibility of some of this rental income and related penalties and interest was considered doubtful and, accordingly, reserves of $272,447 in 1994 and $341,218 in 1993 were charged to bad debt expense. Loans for operating expenses, as explained in Note 4., were made to the lessee. The Partnership has other contractual agreements, as explained in Note 9, with entities that shared common ownership with the lessee of the Merrillville facility.

        Effective May 1, 1995, the Partnership purchased the stock of the lessee of the Merrillville facility as part of a plan to

             RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                        NOTES TO FINANCIAL STATEMENTS



        discontinue rental operations. In September 1995 the Partnership sold the Merrillville facility and terminated the lease (Note 10).

Note 6.  LONG-TERM DEBT

        Long-term debt at December 31, 1996, and 1995 is summarized as follows:
        1996 1995


                                                                                           1996        1995
                                                                                           ----        ----
                 Prime plus 1% (9.25% at
                 December 31, 1996 and 9.5% at
                 December 31, 1995) mortgage
                 note payable in monthly principal installments of $6,667 plus interest, with a final balloon principal payment
                 due March 1, 1998                                                    $   893,333  $ 980,000

                 Capitalized lease obligations
                 payable monthly with interest
                 rates from 8% to 13.46%                                                     -         8,710
                                                                                      -----------  ---------
                                                                                          893,333    988,710
                 Less amounts due in one year
                    or less                                                                80,000     84,105
                                                                                      -----------  ---------
                                                                                      $   813,333  $ 904,605
                                                                                      ===========  =========

        The mortgage note is secured by the Southpoint and Merry Wood real estate owned by the Partnership. The General Partner has guaranteed the debt, as well as pledged its stock and partnership interest. The management companies (see Note 9) have also guaranteed the debt and entered into a negative pledge agreement whereby they will not pledge, transfer or encumber their stock while the loan is outstanding. All management fees are subordinate to the debt. The loan document contains restrictive covenants associated with ratio and earnings requirements. Management is not aware of any conditions that exist that would cause them to be in noncompliance with these requirements.

        The aggregate annual maturities of mortgage notes payable and capital lease obligations are as follows:

                       1997                            $    80,000
                       1998                                813,333
                                                        ----------
                                                       $   893,333
                                                        ==========

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

Note 7. INCOME TAXES

        No provision for income taxes is made in the financial statements since taxable income is reported in the income tax returns of its partners. Differences between the net income as reported in the financial statements and Federal taxable income arise from the nature and timing of certain revenue and expense items. The following is a reconciliation of reported net income and Federal taxable income:

                                                                     1996                  1995                    1994
                                                                     ----                  ----                    ----
Net income (loss) as reported                                    $  508,160            $ (901,714)             $  842,577
Adjustments:
  Gain on sale of Merrillville                                         -                2,343,824                   -
  (Income) loss from consolidated
     C-corporation                                                  307,496              (142,073)                  -
  Depreciation differences                                          (64,124)               36,485                 181,284
  Insurance deductible                                                 -                  (48,000)                   -
  Travel and entertainment                                            8,655                 8,797                  11,488
  Bad debt reserve                                                   72,430              (582,317)                231,790
  Vacation accrual                                                   31,307                   327                  (1,880)
                                                                 ----------            ----------              ----------
    Federal taxable income                                       $  863,924            $  715,329              $1,265,259
                                                                 ==========            ==========              ==========
Federal taxable income per
   limited partnership unit
   outstanding                                                       $35.09                $29.06                  $51.40
                                                                    =======               =======                 =======

Note 8. RELATED PARTY TRANSACTIONS

        QualiCorp, Inc., the parent of RWB Management Corp. (the Managing General Partner of the Partnership), charged the Partnership property management fees totaling $141,923 in 1996, $121,266 in 1995 and $132,776 in 1994. QualiCorp charged the Partnership administrative expenses totaling $175,565 in 1996, $166,077 in 1995, and $179,086 in 1994.

        Details of the amounts due to affiliates at December 31 are as follows:

                                                         1996        1995
                                                         ----        ----
             Due to affiliates of the general
               partner                                $    -      $   51,783
             Due to QualiCorp                           260,679      189,190
                                                      ---------   ----------
                                                      $ 260,679   $  240,973
                                                      =========   ==========

        During the year ended December 31, 1995, the General Partners established a pooled investment account in which the General Partners and the partnerships in which they act as general partners could participate. This account was used by those entities to invest overnight cash balances, and borrow funds when an entity

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS


        needed temporary access to funds. Each entity received its share of interest earned monthly, and was charged interest on any funds borrowed.

        The Articles of Limited Partnership of the partnerships involved state that no General Partner shall have the authority to cause those partnerships to make loans other than in connection with the purchase, sale or disposition of partnership property. The Articles of Limited Partnership of those partnerships also state that the partnerships' funds may not be commingled with any other entities' funds except as necessary for the operation of those partnerships.

        At December 31, 1995, the Partnership had borrowed $51,783 from the other entities, and had earned net interest of $14,967 from this arrangement.

        See Footnote 14 for sale of affiliated assets.

Note 9.  CONTRACTUAL AGREEMENTS

        On June 20, 1991, the Partnership entered into a management agreement whereby the Manager is required to perform certain services for the Southpoint facility. The agreement had an initial three-year term and was extended for three additional years in 1994. Fees were based on 6% of gross collected operating revenues not to exceed 6% of the gross collected operating revenues from July 1, 1990 to July 1, 1991 and increased by an inflation factor in 1992 and thereafter. Management fees charged to the Partnership were $480,119 in 1996, $461,653 in 1995, and $443,897 in 1994.

        On July 1, 1992, the Partnership entered into a management agreement whereby the Manager is required to perform certain services for the Merry Wood facility. The agreement had an initial five-year term with one additional five-year option. Fees were based on 5% of gross collected operating revenues, excluding revenues solely attributed to reimbursement for provider taxes. Management fees charged to the Partnership were $183,297 in 1996, $176,247 in 1995 and $172,603 in
        1994.

        The management agreements were amended on January 1, 1995. The amendment calls for fixed monthly management fees of $38,471 at Southpoint and $14,687 at Merry Wood, with a cost of living factor equal to the greater of 4% per annum or the increase in the Consumer Price Index or such other measure mutually agreeable to the parties. The agreements expire December 31, 1998. Both agreements contained termination on sale clauses that were amended to base the fee on a sum equal to the discounted present value of the monthly management fee as of the date of termination of the agreement times the number of months remaining in the management

             RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                        NOTES TO FINANCIAL STATEMENTS


        agreement discounted to the date of termination at an annual interest rate of ten percent (10%). In addition, the parties agreed to terminate the Manager's right of first refusal.

        Commencing January 1, 1996, the Management Agreement was extended for a period of up to a maximum of eighteen months by one month for every month after January 1, 1996 in which the parties are engaged in the process of attempting to sell the Facilities. In the event of a sale of the Facilities, the termination on sale fee described above would be discounted to the date of termination at an annual rate of ten percent (10%) and then further discounted by a factor of thirty-three and one-third percent (33 1/3%).

        The above agreements are with entities that are commonly owned. The property manager who owes the Partnership the first of the notes receivable described in Note 4 along with the lessor of the Merrillville, Indiana property who, prior to being purchased by the Partnership (Note 10), owed the Partnership the second note receivable described in Note 4 and the unpaid lease payments described in Note 5, are or were commonly owned with the above entities. Additionally, the seller of the equipment purchased at Merrillville as described in Note 10, is commonly owned with the above entities.

Note 10. DISCONTINUED OPERATIONS

        Effective May 1, 1995, the Partnership purchased the stock of the lessee, now known as Lakecrest Nursing Home, Inc. for $500. The Partnership took over operations with the intent of selling the facility and discontinuing all rental activities. The transaction is accounted for as a purchase. In June 1995, the Partnership purchased various items of equipment that had been leased by Lakecrest Nursing Home, Inc. for $218,855. As explained in Note 9, the Partnership has other contractual agreements, with entities that shared common ownership with the lessee of the Merrillville facility. On September 1, 1995, the Partnership sold the Merrillville facility in exchange for a total of $5,000,000, payable with $4,000,000 in cash and note receivable of $1,000,000 (Note 4). The results of operations are consolidated for the period from May 1, 1995 to December 31, 1995 and for the year ended December 31, 1996, and are included in the loss on disposal of rental operations. Pro forma results of operations for December 31, 1995 and 1994 as though the Partnership and Lakecrest Nursing Home, Inc. had combined at the beginning of 1994 would have been stated as follows:

             RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                        NOTES TO FINANCIAL STATEMENTS



                                                                 1995           1994
                                                                 ----           ----
                 Revenues                                    $14,897,120    $16,493,451
                                                             ===========    ===========
                 Net income (loss)                           $(1,099,390)   $   441,904
                                                             ===========    ===========
                 Net income (loss) per limited
                   partnership unit outstanding                 $ (48.79)      $  17.95
                                                                 =======        =======

        Loss on disposal of rental operations at December 31, 1995 reflects the loss related to operations subsequent to April 30, 1995 totaling $336,183 on revenues of $1,414,947 and loss on sale of assets totaling $1,238,951.

Note 11. CONTINGENCIES

        The Partnership maintains insurance or reserves which it believes are adequate to meet the needs of the Partnership. While the Partnership has been named as a defendant in several lawsuits, nothing has come to the attention of the Partnership which leads it to believe that it is exposed to a risk of material loss not covered by insurance or reserves.

 Note 12. CONCENTRATIONS IN REVENUE SOURCES

        The Partnership provides patient care services under various third party agreements. The principal sources of revenue under these contracts are derived primarily through the Medicaid and Medicare programs, as well as contracts with private pay patients who do not qualify for assistance from the other programs. The percentage of the Joint Venture's income from each of these sources for the years ended December 31, 1996, 1995, and 1994 is as follows:

                                                     1996                1995               1994
                                                     ----                ----               ----
                  Private pay patients              15.35%              17.87%             15.71%
                  Medicaid                          43.50%              50.57%             50.96%
                  Medicare                          41.15%              31.56%             33.33%
                                                   ------              ------             ------
                   Total                           100.00%             100.00%            100.00%
                                                   ======              ======             ======


        The percentage attributable to private pay patients includes only amounts due for services where the primary payer is a private source. The Medicaid and Medicare percentages include amounts due from those programs as well as the patient's financial responsibility incurred under these contracts.

 Note 13. FAIR VALUE OF FINANCIAL INSTRUMENTS

        Financial Accounting Statement No. 107, Disclosures about Fair Value of Financial Instruments ("FAS 107") requires disclosure of fair value information about financial instruments, whether or not

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

        recognized on the face of the balance sheet, for which it is practicable to estimate the value. The assumptions used in the estimation of the fair value of the Company's financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Company, but rather represents a good-faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination or issuance. The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

            Cash and cash equivalents: The carrying amount approximates fair value because of the short period to maturity of the instruments.

            Long-term Debt: For variable rate notes, fair values are based on carrying values.

            The other financial instruments of the Company are short-term assets and liabilities whose carrying amounts reported in the balance sheet approximate fair value. These items include accounts receivable and accounts payable.

 Note 14. SUBSEQUENT EVENT

        On February 3, 1997, RWB Medical Income Properties 1 Limited Partnership entered into a purchase agreement with Omega HealthCare Investors, Inc. to sell all of the real and personal property of the nursing home facilities.

        The purchase price is allocated among the facilities as follows:


                   Southpoint Manor (230 beds)               $12,550,000
                   Merry Wood Lodge (124 beds)                 6,050,000
                                                             -----------
                   Proceeds from sale                        $18,600,000
                                                             ===========

        Proceeds from the sale will be reduced by expenses incurred as a result of the sale, cash offsets for liabilities assumed by the buyer and existing indebtedness. These payments should approximate $5,432,000.

        The closing could take place as early as March 31, 1997 and can be extended by the Partnership until April 30, 1997. If conditions precedent to either party's obligation to close are not satisfied

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

        or waived, the closing can be extended to a date no later than July 31, 1997. Approximately $600,000 of these proceeds will be set aside in a joint signature account for the purpose of securing all of the seller's obligations under the purchase agreement. These funds will be available to the Partnership in the event that these obligations do not exceed the funds held in escrow.

        In addition, a separate amount of proceeds of approximately $2,370,000 will also be held in reserve by the Partnership pending final settlement of third-party cost reports and other contingencies.

        This agreement can be terminated by mutual consent of the parties and other conditions precedent.

        In conjunction with the above sale, Omega HealthCare Investors, Inc. has agreed to a similar purchase of assets from RWB Medical Properties Limited Partnership IV, of which an officer of QualiCorp, Inc. owns either directly or indirectly a 21.53% interest. This sale relates to a 131 bed nursing home in Patterson, Louisiana and the purchase price for the assets is $5,350,000.

                        [SELF & MAPLES, P.A. LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT
                            ON ADDITIONAL INFORMATION



        To the Partners
        RWB Medical Income Properties 1 Limited Partnership

        Our report on our audits of the basic financial statements of RWB Medical Income Properties 1 Limited Partnership for 1996 appears on page
        1. Those audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Valuation and Qualifying Accounts and Reserves for Allowances for Doubtful Accounts, Schedule of Consolidated Supplementary Income Statement Information, and Schedule of Real Estate and Accumulated Depreciation are presented for purposes of additional analysis and are not required parts of the basic financial statements. Such information has been subjected to the auditing procedures applied to the audits of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


        /s/ Self & Maples, P.A.

        Oneonta, Alabama
        January 24, 1997, except for Note 14, as to which the date is February 3, 1997

             RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP
                                SCHEDULE VIII
                      VALUATION AND QUALIFYING ACCOUNTS
              AND RESERVES FOR ALLOWANCES FOR DOUBTFUL ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                       1996         1997           1998
                                                  ------------  -------------  ------------
Balance at beginning of year                      $    837,727  $   1,233,671  $  1,001,881

Amounts charged to revenue                             (40,716)       160,323  $    (75,331)

Bad debt expense and recording
  of losses realized related to
  Merrillville's operatint lease                             -       (613,665) $    272,447

Write-offs                                             133,858         57,398        34,674
                                                  ------------  -------------  ------------
Balance at end of year                            $    930,869  $     837,727  $  1,233,671
                                                  ============  =============  ============

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP
                                 SCHEDULE X
           CONSOLIDATED SUPPLEMENTARY INCOME STATEMENT INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                          1994           1995          1996
                                                                       ----------     ----------    ----------
Professional care of patients
     Salaries and wages                                                $4,000,223     $3,982,347    $3,765,545
     Ancillary service expense                                          3,343,906      1,927,683     1,258,187
     Supplies & pharmaceuticals                                           700,352        625,828       545,257

General and administrative
     Salaries and wages                                                   446,017        359,481       343,421
     Accounting and auditing                                              121,760        117,375        86,617
     Insurance                                                            327,224        316,009       351,362
     Property tax                                                         134,365        133,409       108,829
     Management fees                                                      663,416        637,900       616,500
     Property management fees                                             141,924        121,265       132,776
     Cost reimbursement                                                   175,565        166,077       179,086

Dietary
    Food cost                                                             444,992        433,544       448,072

Household and plant
    Repairs and maintenance                                                63,967        107,613       139,529
    Utilities                                                             281,561        267,383       267,843

Depreciation and amortization                                          $  495,705      $ 701,554      $954,158
                                                                       ==========      =========      ========


             RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP
                                 SCHEDULE XI
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                     FOR THE YEAR ENDED DECEMBER 31, 1996

                                             INITIAL COST       COSTS CAPITALIZED         GROSS AMOUNT AT WHICH CARRIED
                                           TO PARTNERSHIP (A)     SUBSEQUENT TO             AS OF DECEMBER 31, 1996(B)
                                                                   ACQUISITION
                                                BUILDING AND                  CARRYING          BUILDING AND
        DESCRIPTION     ENCUMBRANCES    LAND    IMPROVEMENTS    IMPROVEMENTS    COST    LAND    IMPROVEMENTS    TOTAL
----------------------- ------------ ------------------------- ---------------------- -------------------------------------
SOUTHPOINT MANOR           $509,200   $500,000   $ 7,354,602      $1,665,802   $  -      $500,000 $ 9,O20,404  $ 9,520,404
MERRYWOOD                   384,133     25,000     3,743,335         411,952      -        25,000   4,155,287    4,180,287
                        ------------ ------------------------- ---------------------- -------------------------------------
                           $893,333   $525,000   $11,097,937      $2,077,754   $  -      $525,000 $13,175,691  $13,700,691
                        ============ ========================= ====================== =====================================

                                                                     LIFE ON WHICH
                                                                      DEPRECIATION
                                                                       IN LATEST
                                                                      STATEMENT OF
                        ACCUMULATED        DATE OF        DATE        OPERATION IS
                        DEPRECIATION    CONSTRUCTION    ACQUIRED        COMPUTED
                        ------------    --------------------------------------------
SOUTHPOINT MANOR        $  4,157,019        1984        09/03/86        30 YEARS
MERRYWOOD                  1,506,604     1965/1975      10/01/86        30 YEARS
                        ------------
                        $  5,663,623
                        ============


(A) The initial cost to the Partnership represents the original purchase price of the properties.
(B) The aggregate cost of real estate owned at December 31, 1996 for Federal Income tax purposes was approximately $13,700,691
(C) Reconciliation of real estate owned at December 31, 1996, 1995, and 1994:



                                                         1996            1995            1994
                                                      -------------  --------------  --------------
Balance at beginning of period                         $13,454,968     $18,884,656     $18,805,363
Additions                                                  245,723         501,500          79,293
Reductions                                                       -        (142,335)              -
Sale of Merrillville facility                                    -      (5,788,853)              -
                                                       -----------     -----------     -----------
Balance at end of period                               $13,700,691     $13,454,968     $18,884,656
                                                       ===========     ===========     ===========


(D)  Reconciliation of accumulated depreciation:



Balance at beginning of period                         $ 5,074,404     $ 5,386,058     $ 4,441,316
Depreciation expense                                       559,219         701,554         944,742
Reductions                                                       -        (142,335)              -
Sale of Merrillville facility                                    -        (870,873)              -
                                                       -----------     -----------     -----------
Balance at end of period                               $ 5,633,623     $ 5,074,404     $ 5,386,058
                                                       ===========     ===========     ===========