Form 10-Q
period 1997-03-31
RWB MEDICAL INCOME PROPERTIES 1 LTD PARTNERSHIP
filed 1997-05-12
CIK 750457

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1997            Commission File Number 2-92396


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

                        Yes     X         No
                            ----------        -----------


The number of limited partnership units outstanding at March 31, 1997 was 22,895.

                               TABLE OF CONTENTS




                                     PART I


                                                                        Page No.

Item 1.  Financial Information . . . . . . . . . . . . . . . . . . . .    3-9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations . . . . . . . .      9


                                    PART II


         Signatures . . . . . . . . . . . . . . . . . . . . . . . . . .    10


                                     PART I


                                    ITEM 1.

                             FINANCIAL INFORMATION

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP


                                     INDEX


                                                                        Page No.


Balance Sheets, March 31, 1997 and December 31, 1996 . . . . . . . . . .     4

Statements of Operations for the three
months ended March 31, 1997 and 1996. . . . . . . . . . . . . . . . . . .    5

Statements of Partners' Capital for the three
months ended March 31, 1997 and December 31, 1996. . . . . . . . . . . .     6

Statements of Cash Flows for the three months ended
March 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . .    7

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . .  8-9


              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                                 Balance Sheets
                      March 31, 1997 and December 31, 1996
                                  (Unaudited)


        ASSETS                                          1997          1996
        ------                                      ------------  -----------

 Current Assets
   Cash and equivalents                             $ 1,947,806   $   766,621
   Accounts receivable, less allowance
       for doubtful accounts of $1,037,012 in 1997
       and $930,869 in 1996                           2,583,786     3,172,977
   Due from escrow agent                             17,064,025             -
   Estimated settlements due from third parties         364,328       956,362
   Prepaid expenses and other assets                     37,705       130,423
                                                    -----------   -----------
        Total current assets                         21,997,650     5,026,383

 Property, plant and equipment net of
    accumulated depreciation                                  -     8,067,068
 Deferred financing costs, less accumulated
    amortization of $47,078 in 1997 and
    $36,093 in 1996                                           -        10,985
                                                    -----------   -----------
        Total assets                                $21,997,650   $13,104,436
                                                    ===========   ===========

    LIABILITIES AND PARTNERS' CAPITAL
    ---------------------------------

 Current Liabilities
   Current portion of long term debt                $         -   $    80,000
   Accounts payable                                   1,270,241       809,741
   Accrued payroll and payroll taxes                    297,798       294,126
   Accrued vacation pay                                       -       190,526
   Accrued real estate taxes                                  -           196
   Accrued insurance                                    113,150         4,888
   Accrued management fees                            1,305,813        55,285
   Patient deposits and trust liabilities                47,343        66,502
   Other accrued expenses                                19,863        23,203
   Estimated settlements due to third parties         1,498,140       513,939
                                                    -----------   -----------
        Total current liabilities                     4,552,348     2,038,406

 Mortgage notes and capital lease obligations                 -       813,333
 Due to affiliates                                      122,895       260,679
                                                    -----------   -----------
        Total liabilities                             4,675,243     3,112,418
                                                    -----------   -----------

 Partners' capital (deficit)
    Limited partners                                 17,630,926    10,290,023
    General partners                                   (308,519)     (298,005)
                                                    -----------   -----------

        Total partners' capital                      17,322,407     9,992,018
                                                    -----------   -----------

        Total liabilities and partners' capital     $21,997,650   $13,104,436
                                                    ===========   ===========




        The accompanying notes are an integral part of these statements.

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                            Statements Of Operations
               For The Three Months Ended March 31, 1997 and 1996
                                  (Unaudited)



                                                        1997          1996
                                                     ----------   -----------

  Income:
     Patient service revenues, net                   $4,065,294   $3,738,630
     Other revenue                                        7,421        6,961
                                                     ----------   ----------

         Total revenue                                4,072,715    3,745,591
                                                     ----------   ----------

  Operating expenses:
     Costs of patient service                         2,300,061    1,959,760
     Dietary                                            259,103      245,462
     Household and plant                                292,231      286,178
     General and administrative                         752,477      575,822
     Employee health and welfare                        176,981      218,125
     Depreciation and amortization                      119,262      133,857
                                                     ----------   ----------

         Total operating expenses                     3,900,115    3,419,204
                                                     ----------   ----------

         Operating income                               172,600      326,387
                                                     ----------   ----------

  Other income (expense):
     Interest income                                     13,504       29,902
     Interest expense                                   (21,758)     (23,003)
     Provider fees                                      (30,999)     (30,999)
     Gain on sale of properties                       7,480,586            -
                                                     ----------   ----------

     Total other income (expense)                     7,441,333      (24,100)
                                                     ----------   ----------

  Net income before loss on discontinued operations   7,613,933      302,287

  Discontinued Operations:
     Income (loss) from discontinued
        rental operations                               (72,812)     (71,070)
                                                     ----------   ----------

     Net income                                      $7,541,121   $  231,217
                                                     ==========   ==========

  Net income per weighted average
  limited partnership unit outstanding               $   329.19   $     9.39
                                                     ==========   ==========




        The accompanying notes are an integral part of these statements.

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                        Statements of Partners' Capital
        For the Three Months Ended March 31, 1997 and December 31, 1996
                                  (Unaudited)




                                     Limited Partners      General
                                    Unit        Amount     Partners      Total
                                    ----        ------     --------      -----

Partners' capital (deficit),
   December 31, 1996                22,895  $10,290,023   $(298,005)  $ 9,992,018

Distributions to partners
   ($8.56 per limited
   partnership unit outstanding)               (195,981)    (14,751)     (210,732)

Gain on sale of properties                    7,480,586           -     7,480,586
Net income                                       56,298       4,237        60,535
                                  --------  -----------   ---------   -----------

Partners' capital (deficit),
   March 31, 1997                   22,895  $17,630,926   $(308,519)  $17,322,407
                                  ========  ===========   =========   ===========

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                            Statements of Cash Flows
                   Three Months Ended March 31, 1997 and 1996
                                  (Unaudited)



                                                             1997          1996
                                                         ------------  ------------
Cash flows from operating activities:
   Cash received from patient care                       $ 5,001,899   $ 3,795,941
   Cash paid to suppliers and employees                   (3,420,737)   (3,244,110)
   Interest received                                          13,504        29,902
   Interest paid                                             (21,757)      (23,003)
   Provider fees                                             (30,999)      (30,999)
   Other operating receipts                                    7,421         6,961
                                                         -----------   -----------
       Net cash provided by operating activities           1,549,331       534,692
                                                         -----------   -----------

Cash flows from investing activities:
   Collection on loans                                             -        19,073
   Cash payments for capital expenditures                    (13,364)      (70,312)
                                                         -----------   -----------
       Net cash provided (used) by investing activities      (13,364)      (51,239)
                                                         -----------   -----------

Cash flows from financing activities:
   Principal payment on debt obligations                      (6,268)      (20,857)
   Net borrowings (payments) to related parties             (137,782)      (37,460)
   Distributions to partners                                (210,732)     (210,732)
                                                         -----------   -----------
       Net cash used by financing activities                (354,782)     (269,049)
                                                         -----------   -----------

Net increase (decrease) in cash                            1,181,185       214,404

Cash and equivalents, beginning of period                    766,621       876,850
                                                         -----------   -----------

Cash and equivalents, end of period                      $ 1,947,806   $ 1,091,254
                                                         ===========   ===========

Reconciliation of net income to net cash
   provided by operating activities:
Net income                                               $ 7,541,121   $   231,217
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                             119,262       133,857
   Gain on sale of property                               (7,480,586)            -
(Increase) decrease in:
   Accounts receivable                                       589,191       284,565
   Third party receivables                                   347,416      (227,254)
   Prepaid expenses and other assets                        (141,338)     (151,778)
Increase (decrease) in:
   Accounts payable and accrued expenses                     574,265       264,085
                                                         -----------   -----------

Net cash provided by operating activities                $ 1,549,331   $   534,692
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

     Footnote disclosures which would substantially duplicate those contained in the December 31, 1996 audited financial statements have been omitted from this report.

(2)  Sale of Properties

     On March 31, 1997, RWB Medical Income Properties 1 Limited Partnership (the "Partnership") closed the sale of its interests in its two remaining long-term care facilities in Florida and Alabama, and the personal property and intangible assets related to the operation of those facilities (the "Properties"). The Properties were sold to Omega Healthcare Investors, Inc., a Maryland corporation ("Omega"), pursuant to the asset Purchase and Sale Agreement dated as of February 3, 1997 (the "Sale Agreement"), by and among the Partnership, RWB Management Corp., the managing general partner of the Partnership, and Omega previously reported by the Partnership.

     Aggregate net proceeds from the sale of the Properties was $16,464,025, which was held by the escrow agent at March 31, 1997. The net proceeds and other assets of the Partnership will be distributed to the Limited Partners of the Partnership in the anticipated liquidation of the Partnership as described in the Partnership's Current Report on Form 8-K dated February 18, 1997. In addition, the escrow agent held $600,000 which is subject to the terms of the indemnification provision of the sales agreement.

     In connection with the closing of the sale of the Properties, the Partnership entered into an interim lease of the Properties pursuant to the terms of the Sale Agreement and under which the Partnership will provide for management and operation of the Properties for an interim period. The Partnership borrowed $1,282,000 from Omega under a non-recourse loan to fund operations and management of the Properties during such interim period.


(3)  Mortgage Notes Payable and Capitalized Lease Obligations

     Mortgage notes payable at March 31, 1997 and December 31, 1996 are summarized as follows:


                                                     1997       1996
                                                   --------   --------

         Prime plus 1% mortgage note payable
            in monthly principal installments
            of $6,667 plus interest, with a final
            balloon principal payment due
            March 1, 1998                          $       -  $893,333



         Less amounts due in one year or less              -    80,000
                                                   ---------  --------

                                                   $       -  $813,333
                                                   =========  ========

(4)  Land, Buildings and Related Personal Property

     A summary of land, buildings, related personal property and accumulated depreciation at March 31, 1997 and December 31, 1996 is as follows:



                                             1997       1996
                                           --------  ----------
     Land                                  $      -  $   525,000
     Buildings and improvements                   -   11,866,426
     Furniture and equipment                      -    1,309,265
                                           --------  -----------
        Total                                     -   13,700,691
     Accumulated depreciation                     -    5,633,623
                                           --------  -----------
        Net property, plant and equipment  $      -  $ 8,067,068
                                           ========  ===========



(5)  Related Party Transactions

     Through March 31, 1997 QualiCorp, Inc., the parent of RWB Management Corp. (the Managing General Partner of the Partnership) charged $49,940 of property management fees and $51,278 of administrative expense to the Partnership.

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

                                    ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

Cash and equivalents balances totaled $1,947,806 at March 31, 1997, an increase of $1,181,185 from December 31, 1996. This increase was due to better accounts receivable collections and settlement of third party, primarily Medicare, receivable issues. Accounts Payable to be paid to suppliers increased between quarters due to scheduling of payments and will be liquidated in the normal payment process in future months.

Payments for capital expenditures were $13,364 in the first quarter of 1997.

On February 14, 1997, the Partnership paid distributions to Limited Partners totaling $8.56 per unit, equaling a 4% annualized return on the initial investment of $1000 per unit less a $144 return of capital from sale proceeds returned in prior years.

The Partnership expects to make the first installment of liquidation proceeds, totaling $11,795,716 or $515 per unit, to the limited partners on or about May 9, 1997.

Operations

The Partnership's net income for the quarter ended March 31, 1997 was $7,541,121, including a gain on sale of its nursing home properties of $7,480,586. Net income before the gain on the sale of the properties for the period was $60,535 compared to $231,217 for the same quarter of the previous year.

Total revenue increased to $4,072,715 in the quarter or 9% higher than the quarter ended March 31, 1996. Operating expenses increased $480,911 between quarters due to higher cost of patient services, primarily salary and wage increases and higher ancillary services costs which is reflected in the higher revenue recorded. The Partnership also recognized sick pay cost in the first quarter of 1997 of $84,500. In addition, general and administrative costs increased $176,655. This increase was due in part to the Partnerships increasing its workers compensation reserves for claims assessments in prior years.



                                    PART II

Item 6.  Exhibit and reports on 8K

Exhibit
27   Financial Data Schedule (for SEC use only).


Reports on 8K
A. A report on Form 8-K was filed February 18, 1997 pertaining to the disposition of Partnership assets.

B. A report on Form 8-K was filed on April 15, 1997 pertaining to the disposition of assets and distribution of net proceeds to the limited partners in the anticipated liquidation of the Partnership.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RWB MEDICAL INCOME PROPERTIES 1
LIMITED PARTNERSHIP
Registrant




 By:  /s/ John H. Stoddard                              Date:  April 30, 1997
      -------------------------------------                    --------------
      John H. Stoddard
      President and Chief Financial Officer
      RWB Management Corp.
      Managing General Partner