Form 10-Q
period 1997-06-30
RWB MEDICAL INCOME PROPERTIES 1 LTD PARTNERSHIP
filed 1997-08-11
CIK 750457

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 1997               Commission File Number 2-92396


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

The number of limited partnership units outstanding at June 30, 1997 was 22,895.

                                TABLE OF CONTENTS


                                     PART I

                                                                        Page No.

Item 1.    Financial Information ........................................3 - 9

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations ................   10



                                     PART II

Item 1.    Report on Form 8-K............................................   11

           Signatures....................................................   11

                                     PART I

                                     ITEM 1.

                              FINANCIAL INFORMATION

               RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                                      INDEX

                                                                        Page No.
Balance Sheets, June 30, 1997 and December 31, 1996 .....................  4

Statements of Operations for the three
months ended June 30, 1997 and 1996 and the six months
ended June 30, 1997 and 1996.............................................  5

Statements of Partners' Capital for the six months
ended June 30, 1997 and 1996 ............................................  6

Statements of Cash Flows for the six months ended
June 30, 1997 and 1996 ..................................................  7

Notes to Financial Statements ...........................................  8 - 9

               RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                                 Balance Sheets
                       June 30, 1997 and December 31, 1996
                                   (Unaudited)

         ASSETS                                         1997          1996
         ------                                     ----------   ------------
Current Assets
    Cash and equivalents                            $8,457,820   $    766,621
    Accounts receivable, less allowance
        for doubtful accounts of $719,310 in 1997
         and $930,869 in 1996                          600,147      3,172,977
    Note receivable due within one year                      -        956,362
    Prepaid expenses and other assets                   18,930        130,423
                                                    ----------   ------------
         Total current assets                        9,076,897      5,026,383

Property, plant and equipment, net of
     accumulated depreciation                                -      8,067,068
Deferred financing costs, less accumulated
     amortization of $47,078 in 1997 and
     $36,093 in 1996                                         -         10,985
                                                    ----------   ------------
         Total assets                               $9,076,897   $ 13,104,436
                                                    ==========   ============
     LIABILITIES AND PARTNERS' CAPITAL
     ---------------------------------

Current Liabilities
    Current portion of long term debt               $        -   $     80,000
    Accounts payable                                 1,895,454        809,741
    Accrued payroll and payroll taxes                   28,841        294,126
    Accrued vacation pay                                     -        190,526
    Accrued real estate taxes                                -            196
    Accrued insurance                                  100,961          4,888
    Accrued management fees                                  -         55,285
    Patient deposits and trust liabilities                   -         66,502
    Other accrued expenses                               9,481         23,203
    Estimated settlements due to third parties       1,678,403        513,939
                                                    ----------   ------------
         Total current liabilities                   3,713,140      2,038,406

Mortgage notes and capital lease obligations                 -        813,333
Due to affiliates                                       67,130        260,679
                                                    ----------   ------------
         Total liabilities                           3,780,270      3,112,418
                                                    ----------   ------------

Partners' capital (deficit)
     Limited partners                                5,296,627     10,290,023
     General partners                                        -       (298,005)
                                                    ----------   ------------

         Total partners' capital                     5,296,627      9,992,018
                                                    ----------   ------------

         Total liabilities and partners' capital    $9,076,897   $ 13,104,436
                                                    ==========   ============


        The accompanying notes are an integral part of these statements.

               RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                            Statements Of Operations
                For The Three Months Ended June 30, 1997 and 1996
                 and the Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                            Three Months Ended              Six Months Ended
                                                June 30                         June 30
                                           ------------------            -------------------
                                           1997           1996           1997           1996
                                           ----           ----           ----           ----
Income:
   Patient service revenues, net       $ 2,789,747    $ 3,712,495    $ 6,855,040    $ 7,451,125
   Other revenue                             6,323          7,770         13,744         14,731
                                       -----------    -----------    -----------    -----------

         Total revenue                   2,796,070      3,720,265      6,868,784      7,465,856
                                       -----------    -----------    -----------    -----------

Operating expenses:
   Costs of patient service              1,621,349      2,073,283      3,921,410      4,033,043
   Dietary                                 186,150        259,271        445,253        504,733
   Household and plant                     215,151        289,995        507,382        576,172
   General and administrative              534,181        589,561      1,286,658      1,165,383
   Employee health and welfare             138,127        184,331        315,108        402,456
   Rent                                    458,794              -        458,794              -
   Depreciation and
        amortization                             -        113,032        119,262        246,890
                                       -----------    -----------    -----------    -----------
         Total operating expenses        3,153,752      3,509,473      7,053,867      6,928,677
                                       -----------    -----------    -----------    -----------

         Operating income (loss)          (357,682)       210,792       (185,083)       537,179
                                       -----------    -----------    -----------    -----------

Other income (expense):
   Interest income                         171,748         29,846        185,252         59,748
   Interest expense                        (11,087)       (22,153)       (32,844)       (45,157)
   Provider fees                           (20,666)       (30,999)       (51,665)       (61,998)
   Gain on sale of properties              (17,168)             -      7,463,418              -
                                       -----------    -----------    -----------    -----------
         Total other
             income (expense)              122,827        (23,306)     7,564,161        (47,407)
                                       -----------    -----------    -----------    -----------

         Net income  from continuing
              operations (loss)           (234,855)       187,486      7,379,078        489,772
Discontinued Operations:
   (Income) loss from dis-
      continued rental operations                -         25,511        (72,812)       (45,558)
                                       -----------    -----------    -----------    -----------

         Net income (loss)             $  (234,855)   $   212,997    $ 7,306,266    $   444,214
                                       ===========    ===========    ===========    ===========


Net income (loss) per weighted
   average limited partnership unit
   outstanding                         $     (9.54)   $      8.65    $    305.46    $     18.04
                                       ===========    ===========    ===========    ===========

        The accompanying notes are an integral part of these statements.

               RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                         Statements of Partners' Capital
          For the Six Months Ended June 30, 1997 and December 31, 1996
                                   (Unaudited)

                                        Limited Partners       General
                                      Units        Amount      Partners        Total
                                      -----        ------      --------        -----
Partners' capital (deficit),
     December 31, 1996               22,895   $ 10,290,023    $(298,005)   $  9,992,018

Distributions to partners
     ($523.56 per limited
     partnership unit outstanding)             (11,986,906)     (14,751)    (12,001,657)

Net income                                       6,993,510      312,756       7,306,266
                                     ------   ------------    ---------    ------------

Partners' capital,
     June 30, 1997                   22,895   $  5,296,627    $       0    $  5,296,627
                                     ======   ============    =========    ============

               RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                            Statements of Cash Flows
                     Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                                           1997            1996
                                                       ------------    -----------
Cash flows from operating activities:
     Cash received from patient care                   $  9,033,181    $ 7,632,230
     Cash paid to suppliers and employees                (6,305,656)    (6,628,422)
     Interest received                                      185,252         59,748
     Interest paid                                          (32,844)       (45,157)
     Provider fees                                          (51,665)       (61,998)
     Other operating receipts                                13,744         14,731
                                                       ------------    -----------
         Net cash provided by operating activities        2,842,012        971,132
                                                       ------------    -----------

Cash flows from investing activities:
     Proceeds from sale of property                      17,046,857              -
     Collection on loans                                          -         38,529
     Cash payments for capital expenditures                 (13,364)      (165,727)
                                                       ------------    -----------
         Net cash provided by investing activities       17,033,493       (127,198)
                                                       ------------    -----------

Cash flows from financial activities:
     Payment on debt obligations                             (6,268)       (48,710)
     Net borrowings (payments) to related parties          (176,381)       (55,099)
     Distributions to partners                          (12,001,657)      (421,463)
                                                       ------------    -----------
         Net cash used by financing activities          (12,184,306)      (525,272)
                                                       ------------    -----------

Net increase in cash and equivalents                      7,691,199        318,662

Cash and equivalents, beginning of period                   766,621        876,850
                                                       ------------    -----------

Cash and equivalents, end of period                    $  8,457,820    $ 1,195,512
                                                       ============    ===========

Reconciliation of net income to net cash
     provided by operating activities:
Net income                                             $  7,306,266    $   444,214
Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation and amortization                          119,262        246,890
     Gain on sale of properties                          (7,463,418)             -
     Decrease in accounts receivable                      2,572,830        182,906
     Decrease (increase) in third party receivables        (394,689)        (1,801)
     (Increase) in prepaid expenses and other assets        111,491       (123,837)
     Increase in accounts payable and
         accrued expenses                                   590,270        222,760
                                                       ------------    -----------

Net cash provided by operating activities              $  2,842,012    $   971,132
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

(2)    Sale of Properties

       On March 31, 1997, RWB Medical Income Properties 1 Limited Partnership (the "Partnership") closed the sale of its interests in its two remaining long-term care facilities in Florida and Alabama, and the personal property and intangible assets related to the operation of those facilities (the "Properties"). The Properties were sold to Omega Healthcare Investors, Inc., a Maryland corporation ("Omega"), pursuant to the asset Purchase and Sale Agreement dated as of February 3, 1997 (the "Sale Agreement"), by and among the Partnership, RWB Management Corp., the managing general partner of the Partnership, and Omega as previously reported by the Partnership.

       Aggregate net proceeds from the sale of the Properties was $16,446,857. The net proceeds and other assets of the Partnership will be distributed to the Limited Partners of the Partnership in the anticipated liquidation of the Partnership as described in the Partnership's Current Reports on Form 8-K filed February 18, 1997 and July 18, 1997. In addition, included in cash and equivalents is an escrow account for $600,000 which is subject to the terms of the indemnification provision of the Sale Agreement.

       In connection with the closing of the sale of the Properties, the Partnership entered into an interim lease of the Properties pursuant to the terms of the Sale Agreement and under which the Partnership provided for management and operation of the Properties for an interim period. The lease was terminated May 31, 1997.

(3)    Mortgage Notes Payable and Capitalized Lease Obligations

       Mortgage notes payable at June 30, 1997 and December 31, 1996 are summarized as follows:

                                                                    1997          1996
                                                                -----------     --------
              Prime plus 1% mortgage note payable
                 in monthly principal installments
                 of $6,667 plus interest, with a final
                 balloon principal payment due
                 March 1, 1998                                  $         -     $ 893,333

              Less amounts due in one year or less                        -        80,000
                                                                -----------     ---------

                                                                $         -     $ 813,333
                                                                ===========     =========

(4)    Land, Buildings and Related Personal Property

       A summary of land, buildings, related personal property and accumulated depreciation at June 30, 1997 and December 31, 1996 is as follows:

                                                           1997            1996
                                                       ------------    -----------
       Land                                            $          -    $   525,000
       Buildings and improvements                                 -     11,866,426
       Furniture and equipment                                    -      1,309,265
                                                       ------------    -----------
           Total                                                  -     13,700,691
       Accumulated depreciation                                   -      5,633,623
                                                       ------------    -----------
           Net property, plant and equipment           $          -    $ 8,067,068
                                                       ============    ===========


(5)    Related Party Transactions

       Through June 30, 1997 QualiCorp, Inc., the parent of RWB Management Corp. (the Managing General Partner of the Partnership) charged $49,940 of property management fees and $128,186 of administrative expense to the Partnership.

       Through June 30, 1996 QualiCorp, Inc., the parent of RWB Management Corp. (the Managing General Partner of the Partnership) charged $61,224 of property management fees and $78,459 of administrative expense to the Partnership.

                                     ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Cash and equivalents balances totaled $8,457,820 at June 30, 1997, an increase of $7,691,199 from December 31, 1996. As noted in Footnote 2 of the financial statement, the Partnership has sold its operating assets. The Partnership is presently collecting its remaining accounts receivables, paying vendors the remaining balances owed and filing terminating Medicare and Medicaid cost reports.

The Partnership made the first installment of the liquidation proceeds totaling $11,795,716 or $515 per unit on May 12, 1997. As of June 30, 1997, limited partners had not surrendered 1501 limited partnership certificates to the Managing General Partner and consequently, the Partnership had not released $773,015 to those limited partners. At June 30, 1997 that amount was included in accounts payable.

In addition, on July 11, 1997, the Partnership distributed $2,518,450 or $110 per unit to the limited partners. The Partnership had planned to distribute $158 in March 1998; however the Managing General Partner felt that sufficient cash was available to pay the $110 distribution. The Partnership expects to distribute the difference of $48 in March 1998, along with any additional funds which may exceed necessary reserves at that time; however, should the estimated settlement liabilities change or a claim asserted under the indemnification provision of the Sale Agreement be made, then such claims or settlement could reduce the funds available for future distribution.

Operations

The Partnerships' net loss for the quarter ended June 30, 1997 was $234,855. Included in the loss is an adjustment to the gain on the nursing home property of $17,168. The remaining operating loss of $217,687 was attributed to additions to the Medicare settlement liabilities, an increase to the workers compensation liability and cost reimbursements. It is anticipated that the future close down expenses of the Partnership will approximate $315,000, exclusive of any changes to estimated settlement liabilities or claims asserted under the indemnification provision of the Sales Agreement.

                                     PART II

Item 6.  Exhibit and reports on 8K

A.   Exhibit:   27     Financial Data Schedule (for SEC use only).

B. A report on Form 8-K was filed July 18, 1997 describing pursuant to Item 5 events pertaining to the disposition of Partnership assets.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RWB MEDICAL INCOME PROPERTIES 1
LIMITED PARTNERSHIP
Registrant

By:   /s/ John H. Stoddard                   Date: August 7, 1997
      --------------------                         ---------------
      John H. Stoddard
      President and Chief Financial Officer
      RWB Management Corp.
      Managing General Partner