Form 10-Q
period 1997-09-30
RWB MEDICAL INCOME PROPERTIES 1 LTD PARTNERSHIP
filed 1997-11-12
CIK 750457

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 1997         Commission File Number 2-92396


              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP
             (Exact Name of Registrant as Specified in its Charter)


      Louisiana                                         72-1007233
      ---------                                         ----------
(State of Organization)                    (IRS Employer Identification Number)


                  1100 Abernathy Road, Building 500, Suite 715
                  --------------------------------------------
                             Atlanta, Georgia 30328
                             ----------------------
                    (Address of Principal Executive Office)


                        7000 Central Parkway, Suite 850
                        -------------------------------
                             Atlanta, Georgia 30328
                             ----------------------
    (Former Address of Principal Executive Office, Moved Since Last Report)

                                 (770) 668-1080
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X     No
                             -------    --------

The number of limited partnership units outstanding at September 30, 1997 was 22,895.

                               TABLE OF CONTENTS

                                     PART I

                                                                        Page No.
Item 1.           Financial Information.................................. 3 - 9

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..........    10



                                    PART II

Item 1.           Report on Form 8-K.....................................    11


                  Signatures.............................................    11

                                     PART I

                                    ITEM 1.

                             FINANCIAL INFORMATION

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                                     INDEX

                                                                                                  Page No.
Balance Sheets, September 30, 1997 and December 31, 1996.........................................      4

Statements of Operations for the three
months ended September 30, 1997 and 1996 and the nine months
ended September 30, 1997 and 1996 ...............................................................      5

Statements of Partners' Capital for the nine months
ended September 30, 1997 and 1996................................................................      6

Statements of Cash Flows for the nine months ended
September 30, 1997 and 1996......................................................................      7

Notes to Financial Statements....................................................................  8 - 9

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                                 Balance Sheets
                    September 30, 1997 and December 31, 1996
                                  (Unaudited)

         ASSETS                                        1997          1996
         ------                                     ----------   ------------
Current Assets
    Cash and equivalents                            $4,632,644   $    766,621
    Accounts receivable, less allowance
        for doubtful accounts of $719,310 in 1997
         and $930,869 in 1996                          368,528      3,172,977
    Note receivable due within one year                     --        956,362
    Prepaid expenses and other assets                       --        130,423
                                                    ----------   ------------
         Total current assets                        5,001,172      5,026,383

Property, plant and equipment, net of
     accumulated depreciation                               --      8,067,068
Deferred financing costs, less accumulated
     amortization of $47,078 in 1997 and
     $36,093 in 1996                                        --         10,985
                                                    ----------   ------------
         Total assets                               $5,001,172   $ 13,104,436
                                                    ==========   ============

     LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities
    Current portion of long term debt               $       --   $     80,000
    Accounts payable                                   428,784        809,741
    Accrued payroll and payroll taxes                   30,661        294,126
    Accrued vacation pay                                    --        190,526
    Accrued real estate taxes                               --            196
    Accrued insurance                                  100,961          4,888
    Accrued management fees                                 --         55,285
    Patient deposits and trust liabilities                  --         66,502
    Other accrued expenses                               9,481         23,203
    Estimated settlements due to third parties       1,689,799        513,939
                                                    ----------   ------------
         Total current liabilities                   2,259,686      2,038,406

Mortgage notes and capital lease obligations                --        813,333
Due to affiliates                                       52,780        260,679
                                                    ----------   ------------
         Total liabilities                           2,312,466      3,112,418
                                                    ----------   ------------

Partners' capital (deficit)
     Limited partners                                2,688,706     10,290,023
     General partners                                       --       (298,005)
                                                    ----------   ------------

         Total partners' capital                     2,688,706      9,992,018
                                                    ----------   ------------

         Total liabilities and partners' capital    $5,001,172   $ 13,104,436
                                                    ==========   ============



        The accompanying notes are an integral part of these statements.

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                            Statements Of Operations
             For The Three Months Ended September 30, 1997 and 1996 and the Nine Months Ended September 30, 1997 and 1996

                                  (Unaudited)

                                            Three Months Ended           Nine Months Ended
                                               September 30                September 30
                                        -------------------------     ---------------------
                                          1997           1996          1997            1996
                                          ----           ----          ----            ----
Income:
   Patient service revenues, net       $(102,821)   $ 3,837,108    $ 6,752,219    $ 11,288,233
   Other revenue                           1,532          7,650         15,276          22,381
                                       ---------    -----------    -----------    ------------

         Total revenue                  (101,289)     3,844,758      6,767,495      11,310,614
                                       ---------    -----------    -----------    ------------

Operating expenses:
   Costs of patient service               11,273      2,143,514      3,932,683       6,176,557
   Dietary                                   113        269,133        445,366         773,866
   Household and plant                        --        298,449        507,382         874,622
   General and administrative             32,800        613,521      1,319,458       1,778,904
   Employee health and welfare             2,140        162,111        317,248         564,567
   Rent                                       --             --        458,794              --
   Depreciation and
        amortization                          --        124,915        119,262         371,805
                                       ---------    -----------    -----------    ------------
         Total operating expenses         46,326      3,611,643      7,100,193      10,540,321
                                       ---------    -----------    -----------    ------------

         Operating income (loss)        (147,615)       233,115       (332,698)        770,293
                                       ---------    -----------    -----------    ------------

Other income (expense):
   Interest income                        58,144         27,848        243,396          87,596
   Interest expense                           --        (21,924)       (32,844)        (67,081)
   Provider fees                              --        (30,999)       (51,665)        (92,996)
   Gain on sale of properties                 --             --      7,463,418              --
                                       ---------    -----------    -----------    ------------
         Total other
             income (expense)             58,144        (25,075)     7,622,305         (72,481)
                                       ---------    -----------    -----------    ------------

         Net income  from continuing
              operations (loss)          (89,471)       208,040      7,289,607         697,812
Discontinued Operations:
   Income (loss) from dis-
      continued rental operations             --        (99,397)       (72,812)       (144,955)
                                       ---------    -----------    -----------    ------------

         Net income (loss)             $ (89,471)   $   108,643    $ 7,216,795    $    552,857
                                       =========    ===========    ===========    ============

Net income (loss) per weighted
   average limited partnership unit
   outstanding                         $   (3.91)   $      4.41    $    301.55    $      22.46
                                       =========    ===========    ===========    ============

        The accompanying notes are an integral part of these statements.

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                        Statements of Partners' Capital
       For the Nine Months Ended September 30, 1997 and December 31, 1996
                                  (Unaudited)

                                             Limited Partners          General
                                           Units        Amount         Partners       Total
                                           -----        ------         --------       -----
Partners' capital (deficit),
     December 31, 1996                    22,895    $ 10,290,023    $   (298,005)  $ 9,992,018

Distributions to partners
     ($633.56 per limited
     partnership unit outstanding)                   (14,505,356)        (14,751)  (14,520,107)

Net income                                             6,904,039         312,756     7,216,795
                                       ---------    ------------    ------------   -----------
Partners' capital,
     September 30, 1997                   22,895    $  2,688,706    $          0   $ 2,688,706
                                       =========    ============    ============   ===========

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                            Statements of Cash Flows
                 Nine Months Ended September 30, 1997 and 1996
                                  (Unaudited)

                                                          1997              1996
                                                       ------------    ------------
Cash flows from operating activities:
     Cash received from patient care                   $  9,173,374    $ 10,598,917
     Cash paid to suppliers and employees                (7,797,902)    (10,031,338)
     Interest received                                      243,396          87,596
     Interest paid                                          (32,844)        (67,081)
     Provider fees                                          (51,665)        (92,996)
     Other operating receipts                                15,277          22,381
                                                       ------------    ------------
         Net cash provided by operating activities        1,549,636         517,479
                                                       ------------    ------------

Cash flows from investing activities:
     Proceeds from sale of property                      17,046,857              --
     Collection on loans                                         --       1,045,102
     Cash payments for capital expenditures                 (13,364)       (223,159)
                                                       ------------    ------------
         Net cash provided by investing activities       17,033,493         821,943
                                                       ------------    ------------

Cash flows from financial activities:
     Payment on debt obligations                             (6,268)        (68,710)
     Net borrowings (payments) to related parties          (190,731)         (6,658)
     Distributions to partners                          (14,520,107)       (632,197)
                                                       ------------    ------------
         Net cash used by financing activities          (14,717,106)       (707,565)
                                                       ------------    ------------

Net increase in cash and equivalents                      3,866,023         631,857

Cash and equivalents, beginning of period                   766,621         876,850
                                                       ------------    ------------

Cash and equivalents, end of period                    $  4,632,644    $  1,508,707
                                                       ============    ============

Reconciliation of net income to net cash
     provided by operating activities:
Net income                                             $  7,216,795    $    552,857
Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation and amortization                          119,262         371,805
     Gain on sale of properties                          (7,463,418)             --
     Decrease in accounts receivable                      2,804,449        (230,283)
     Decrease (increase) in third party receivables        (219,499)       (459,033)
     (Increase) in prepaid expenses and other assets        130,422         (25,810)
     Increase in accounts payable and
         accrued expenses                                (1,038,375)        307,943
                                                       ------------    ------------

Net cash provided by operating activities              $  1,549,636    $    517,479
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

(3)  Mortgage Notes Payable and Capitalized Lease Obligations

     Mortgage notes payable at September 30, 1997 and December 31, 1996 are summarized as follows:

                                                        1997           1996
                                                      --------      ---------
     Prime plus 1% mortgage note payable
       in monthly principal installments
       of $6,667 plus interest, with a final
       balloon principal payment due
       March 1, 1998                                  $      -      $ 893,333

              Less amounts due in one year or less           -         80,000
                                                      --------      ---------

                                                      $      -      $ 813,333
                                                      ========      =========

(4)  Land, Buildings and Related Personal Property

     A summary of land, buildings, related personal property and accumulated depreciation at September 30, 1997 and December 31, 1996 is as follows:

                                                   1997          1996
                                               -----------   -----------
       Land                                    $      --     $   525,000
       Buildings and improvements                     --      11,866,426
       Furniture and equipment                        --       1,309,265
                                               -----------   -----------
           Total                                      --      13,700,691
                                                             -----------
       Accumulated depreciation                       --       5,633,623
                                               -----------   -----------
           Net property, plant and equipment   $      --     $ 8,067,068
                                               ===========   ===========


(5)  Related Party Transactions

     Through September 30, 1997 QualiCorp, Inc., the parent of RWB Management Corp. (the Managing General Partner of the Partnership) charged $49,940 of property management fees and $207,902 of administrative expense to the Partnership.

     Through September 30, 1996 QualiCorp, Inc., the parent of RWB Management Corp. (the Managing General Partner of the Partnership) charged $108,269 of property management fees and $118,855 of administrative expense to the Partnership.

                                    ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Cash and equivalents balances totaled $4,632,644 at September 30, 1997. As noted in Footnote 2 of the financial statement, the Partnership has sold its operating assets. The Partnership is presently collecting its remaining accounts receivables, paying vendors the remaining balances owed and filing terminating Medicare and Medicaid cost reports.

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

Operations

The Partnerships' net loss for the quarter ended September 30, 1997 was $89,471. The operating loss was attributed to additions to the Medicare settlement reserves, cost reimbursements and other expenses, less interest earned on cash or equivalent balances of $58,144. It is anticipated that the future close down expenses of the Partnership will approximate $255,000, exclusive of any changes to estimated settlement liabilities or claims asserted under the indemnification provision of the Sales Agreement.

                                    PART II

Item 6.  Exhibit and reports on 8K

     A. Exhibits - 27 Financial Data Schedule (for SEC purposes only).

     B. A report on Form 8-K was filed July 18, 1997 describing pursuant to
        Item 5 events pertaining to the disposition of Partnership assets.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RWB MEDICAL INCOME PROPERTIES 1
LIMITED PARTNERSHIP
Registrant

By:  /s/ John H. Stoddard                              Date: November 7, 1997
     -----------------------------------------               ------------------
     John H. Stoddard
     President and Chief Financial Officer
     RWB Management Corp.
     Managing General Partner