Form 10-K405
period 1997-12-31
RWB MEDICAL INCOME PROPERTIES 1 LTD PARTNERSHIP
filed 1998-03-31
CIK 750457

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ---------------------
                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER: 2-92396
                             ---------------------
                        RWB MEDICAL INCOME PROPERTIES 1
                              LIMITED PARTNERSHIP
             (Exact Name of Registrant as Specified in its Charter)

                  LOUISIANA                                     72-1007233
           (State of Organization)                 (IRS Employer Identification Number)

                  1100 ABERNATHY ROAD, BUILDING 500, SUITE 715
                               ATLANTA, GA 30328
                    (Address of Principal Executive Office)

                                 (770) 668-1080
              (Registrant's telephone number, including area code)

                             ---------------------

          Securities Registered Pursuant to Section 12(g) of the Act:

                              TITLE OF EACH CLASS

                           Limited Partnership Units

     Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the voting stock held by nonaffiliates of the Registrant is not applicable. The number of limited partnership units outstanding as of March 23, 1998 was 22,985.

     The Prospectus of the Registrant dated October 11, 1984, filed pursuant to Rule 424(b) under the Securities Act of 1933 is incorporated by reference, to the extent indicated in Part III of this report.

================================================================================

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

                                                                        PAGE
                                                                        ----
PART I
Item 1:   Business....................................................   1
Item 2:   Properties..................................................   2
Item 3:   Legal Proceedings...........................................   2
Item 4:   Submission of Matters to a Vote of Security Holders.........   2

PART II
Item 5:   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................   2
Item 6:   Selected Financial Data.....................................   2
Item 7:   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   4
Item 7A:  Quantitative and Qualitative Disclosures about Market
          Risk........................................................   4
Item 8:   Financial Statements and Supplementary Data.................   4
Item 9:   Disagreements on Accounting and Financial Disclosure........   5

PART III
Item 10:  Directors and Executive Officers of the Registrant..........   5
Item 11:  Executive Compensation......................................   5
Item 12:  Security Ownership of Certain Beneficial Owners and
          Management..................................................   6
Item 13:  Certain Relationships and Related Transactions..............   6

PART IV
Item 14:  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   7

Signatures

                                     PART I

ITEM 1.  BUSINESS

     RWB Medical Income Properties 1 Limited Partnership (the "Partnership"), is a Louisiana limited partnership organized on July 7, 1984. As of January 1, 1997, the Partnership owned and operated two nursing home properties, Southpoint Manor in Miami Beach, Florida, and Merry Wood Lodge in Elmore, Alabama, with a total of 354 beds, and employed approximately 300 full time employees. The Partnership sold all of its operating assets on March 31, 1997. For the remainder of 1997, the Partnership was in the process of winding up its business and liquidating (the "Liquidation"). The Liquidation is anticipated to continue until approximately May 31, 2000, due to certain reimbursement policies of Medicaid and Medicare.

BUSINESS STRATEGY

     The Partnership was formed for the purpose of investing primarily in existing, improved, medically related, income-producing commercial properties, such as medical office buildings and nursing homes. The Partnership's business strategy was to hold real property investments, primarily health care related, until such time as a sale or other disposition appears to be advantageous to the Partnership's limited partners (the "Limited Partners") based on such factors as potential capital appreciation, industry trends, cash flow and federal income tax consequences to the Limited Partners.

SALE AGREEMENT

     Effective on February 3, 1997, the Partnership entered into a Purchase and Sale Agreement (the "Sale Agreement") with RWB Management Corp., the managing general partner of the Partnership, and Omega Healthcare Investors, Inc. (the "Purchaser") regarding the sale to the Purchaser of the Partnership's interests in its facilities and the personal property and intangible assets related to the operation of those facilities.

     The description of the Sale Agreement set forth herein does not purport to be complete and is qualified in its entirety by the provisions of the Sale Agreement, filed as an exhibit to the Company's Current Report on Form 8-K dated February 18, 1997.

     The closing of the asset sale was contingent upon, among other factors, consent to the transaction by the Limited Partners. The Partnership solicited the consent of the Limited Partners in the Partnership's Consent Solicitation Statement dated March 12, 1997, and the Limited Partners consented to the Sale Agreement on March 28, 1997. The Partnership closed the transactions contemplated by the asset sale on March 31, 1997.

     Because the Purchaser had not obtained all of the necessary state approvals for the transfer of operation of the Partnership's facilities, the Partnership entered into an interim leasing arrangement with the Purchaser to provide management and operation of the facilities for Omega until such approvals were received. The interim leasing arrangements terminated on May 31, 1997, after the Purchaser obtained the required approvals. Accordingly, effective as of May 31, 1997, the Partnership no longer owns any real property and has no employees.

     Pursuant to the Sale Agreement, the Partnership received aggregate net proceeds of $17,063,375. Proceeds from the Sale Agreement are being distributed to the Limited Partners in installments as described below:

          1. First Installment. The Limited Partners were asked to surrender their partnership certificates in order to obtain the first installment check on May 13, 1997. Limited Partners who returned their certificates received a check in the amount of $515 per Unit.

          2. Second Installment. A second distribution of $110 per Unit was made on July 11, 1997. This distribution was primarily attributable to the collection of accounts receivable in the period subsequent to the closing less the payment of accounts payable and other liabilities, including reserves set aside for contingencies that will be distributed in 1998 and thereafter if no longer needed.

          3. Third Installment. A third distribution of approximately $48 per Unit is anticipated to be made on or prior to May 31, 1998. This distribution consist primarily of unspent reserves set aside as described immediately above.

          4. Final Installment. A final distribution consisting of remaining unspent reserves is anticipated to be made following the expiration of the Partnership's representations and warranties to the Purchaser and any additional period required to finally resolve any claims for indemnification against the Partnership brought prior to the termination of such period.

ITEM 2.  PROPERTIES

     At December 31, 1997, the Partnership did not own or lease any property.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal actions against the Partnership. As noted in the financial statements Note 11, however, the Partnership does have certain contingent liabilities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Limited Partners during the fourth quarter of the fiscal year covered by this Report.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS

     There is no established public trading market for the Partnership Units. There were 1,717 Limited Partners as of March 23, 1998. Distributions paid per Unit for each quarter in the last five years are incorporated by reference from
Item 6 below.

ITEM 6.  SELECTED FINANCIAL DATA

     Selected financial data for the period January 1, 1993 to December 31, 1997 is shown below (000's omitted except for per share data and distributions):

                                                       YEAR ENDED DECEMBER 31,
                                           -----------------------------------------------
                                            1997      1996      1995      1994      1993
                                           -------   -------   -------   -------   -------
Summary of Operations:
  Total Revenue..........................  $ 5,382   $15,227   $13,530   $12,364   $11,898
  Operating Income (Loss)................   (1,962)      939       998       874     1,332
  Income (Loss) on Discontinued
     Operations..........................     (181)     (308)   (1,783)       --        --
  Gain on Sale of Properties.............    8,794        --        --        --        --
  Net Income (Loss)......................    6,893       508      (902)      843     1,179
Per Share Data:
  Net Income (Loss) per Limited
  Partnership Unit.......................  $287.39   $ 20.64   $(40.76)  $ 34.23   $ 47.91
Financial Condition:
  Total Assets...........................  $ 5,045   $13,104   $13,359   $17,853   $18,044
  Long-term Debt.........................       --       893       989     1,071     1,163
  Partner's Capital......................    2,365     9,992    10,327    15,306    15,940
Distributions per Limited Partner Unit:
  First Quarter..........................  $  8.56   $  8.56   $ 15.00   $ 15.00   $ 15.00
  Second Quarter.........................        0      8.56     15.00     15.00     15.00
  Third Quarter..........................        0      8.56     15.00     15.00     15.00
  Fourth Quarter.........................        0      8.56     15.00     15.00     15.00
  Special Distribution of Sale
     Proceeds............................   625.00        --    113.56        --     30.44

     Quarterly Financial data for the period January 1, 1995 to December 31, 1997 (000's omitted):

                                                                       1997
                                                       -------------------------------------
                                                         1ST       2ND       3RD       4TH
                                                       QUARTER   QUARTER   QUARTER   QUARTER
                                                       -------   -------   -------   -------
Total Revenue........................................  $4,073    $2,796     $(101)   $(1,386)
Operating Income.....................................     173      (358)     (148)    (1,629)
Income (loss) on Discontinued Operations.............     (73)        0         0       (108)
Gain on Sale of Properties...........................   7,481         0         0      1,313
Net Income (loss)....................................   7,541      (235)      (89)      (324)

                                                                        1996
                                                        -------------------------------------
                                                          1ST       2ND       3RD       4TH
                                                        QUARTER   QUARTER   QUARTER   QUARTER
                                                        -------   -------   -------   -------
Total Revenue.........................................  $3,746    $3,720    $3,845    $3,916
Operating Income......................................     326       211       233       169
Income (loss) on Discontinued Operations..............     (24)       26       (99)     (211)
Net Income (loss).....................................     231       213       109       (45)

                                                                        1995
                                                        -------------------------------------
                                                          1ST       2ND       3RD       4TH
                                                        QUARTER   QUARTER   QUARTER   QUARTER
                                                        -------   -------   -------   -------
Total Revenue.........................................  $3,299    $3,218    $3,299    $3,714
Operating Income......................................     299       146       107       446
Income (loss) on Discontinued Operations..............     (41)     (810)     (889)      (43)
Net Income (loss).....................................     214      (709)     (822)      415

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Partnership discontinued its operations on May 31, 1997, following the closing of the sale of substantially all of its assets and the termination of the interim operating arrangements. The Managing General Partner is in the process of winding up the business and liquidating the Partnership. The discussion of the Sale Agreement and the Liquidation is incorporated by reference to Item 1. The Partnership is presently collecting its remaining accounts receivable, paying vendors the remaining balances owed, and filing terminating Medicare and Medicaid cost reports.

LIQUIDITY AND CAPITAL RESERVES

     Cash and equivalent balances totaled $4,849,227 as of December 31, 1997, an increase of $4,082,606 compared to December 31, 1996, primarily due to cash received from the asset sale. Cash provided from operations increased from $15,822 in 1996 to $3,158,611 in 1997. This difference primarily resulted from collection of accounts receivable outstanding.

     Payments for capital expenditures were reduced from $252,550 in 1996 to $13,366 in 1997 primarily because limited capital expenditures were made prior to the asset sale, and no such expenditures were made after the asset sale.

     During 1997, the Partnership paid distributions to Limited Partners totaling $633.56 per unit, which includes $625 return of capital from sale proceeds returned to Limited Partners in the first two distributions of liquidation proceeds. The Partnership made the first installment of the liquidation proceeds totaling $11,795,716 or $515 per unit on May 12, 1997, and the second installment totaling $2,518,450 or $110 per unit on July 11, 1997. The Partnership anticipates that a third distribution of $48 will be made on or prior to May 31, 1998, along with any additional funds which may exceed necessary reserves at that time; however, should the estimated settlement liabilities change or a claim be asserted under the indemnification provision of the Sale Agreement, then such claims or settlement could reduce the funds available for future distribution.

     The Partnership will make a final distribution of any remaining funds following the expiration of the periods within which claims for breach of representations and warranties and claims by Medicare, Medicaid or other third parties may be made against the Partnership either by contract or under applicable law.

RESULTS OF OPERATIONS

  Fiscal Year 1997 Compared to 1996

     The Partnership's net income for the year ended December 31, 1997 was $6,892,625, compared to a $508,160 in the previous year. The increase was primarily due to the gains realized from the asset sale.

     Revenues and operating expenses for 1997 were $5,382,374 and $7,344,392, respectively, compared to $15,194,226 and $14,287,904 in 1996, the substantial differences primarily due to the fact that the Partnership suspended all business operations on May 31, 1997 and incurred substantial cost associated with the asset sale. As a result of the foregoing, a net operating loss of $1,962,018 for 1997 occurred.

     Other income (expenses) reflects higher interest income in 1997 primarily due to interest earned on proceeds from the asset sale.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by Regulation S-X are included in this Form 10-K commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the Partnership's two most recent fiscal years, the Partnership did not change accountants and had no disagreement with its accountants on any matters of accounting principles or practices or financial statement disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Partnership has no directors or executive officers. RWB Management Corp. ("RWBMC"), a Louisiana corporation, is the Managing General Partner of the Partnership. The directors and executive officers of RWBMC as of December 31, 1997 are listed below. Directors serve for one year or until the next annual meeting of stockholders of RWBMC or until their successors are elected and qualified. RWBMC is a wholly-owned subsidiary of QualiCorp, Inc., a Louisiana corporation. The directors and executive officers of QualiCorp, Inc. are also listed below. The relationship of the Managing General Partner to its Affiliates is described under the caption "Conflicts of Interest" at pages 28 through 30 of the Prospectus, which pages are specifically incorporated by reference herein.

     The executive officers of RWBMC and QualiCorp, Inc. are as follows:

NAME                                           AGE   POSITIONS AND RECENT PRINCIPAL OCCUPATIONS
----                                           ---   ------------------------------------------
John M. DeBlois..............................  61    Chairman of the Board since 1981. Chairman
                                                     of the Board of Qualicare, Inc., a
                                                     hospital management company, from the mid
                                                     1970's to 1983.
John H. Stoddard.............................  55    President and Chief Financial Officer
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

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. No director or officer of the Managing General Partner received any remuneration from the Partnership for the three years ended December 31, 1997. The Partnership paid to Qualicorp, Inc., the parent of RWBMC, the Managing General Partner $238,263 in 1997 as reimbursement for administrative expenses (primarily salaries) incurred during the year. In addition, during 1997, the Partnership paid to Qualicorp, Inc. $49,940 for property management fees.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                                                    AMOUNT/NATURE
                                              NAME/ADDRESS          OF BENEFICIAL
TITLE OF CLASS(1)                        OF BENEFICIAL OWNER(2)     OWNERSHIP(3)    PERCENT OF CLASS(4)
-----------------                        ----------------------     -------------   -------------------
Partnership Units....................  MacKenzie Patterson, Inc.*   2,882 Units      Approximately
                                       1640 School Street                                13.3%
                                       Suite 100
                                       Moraga, CA 94556

---------------

* JDF and Associates, LLC, Previously Owned Partnerships Income Fund II, L.P., Mackenzie Patterson Special Fund, L.P. Mackenzie Fund VI, Morago Gold, LLC, and certain of the foregoing parties' affiliates are entities commonly controlled by MacKenzie Patterson, Inc., which as of December 31, 1997, owned 2,882 (or approximately 13.3%) of the Partnership's outstanding units.

     No other person or group is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

SECURITY OWNERSHIP OF MANAGEMENT

     No executive officers and directors of RWBMC owned any units in the Partnership at December 31, 1997. RWBMC held 23 units in the Partnership at December 31, 1997. QualiCorp, Inc., parent of RWBMC, the Partnership's Managing General Partner, held 73 units in the Partnership at December 31, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Qualicorp Inc., the parent of RWBMC, charged the following amounts for property management fees and administrative expenses to the Partnership during the periods shown:

                                                              PROPERTY       ADMINISTRATIVE
                          YEAR                             MANAGEMENT FEES      EXPENSES
                          ----                             ---------------   --------------
1997.....................................................     $ 49,940          $238,263
1996.....................................................      141,923           175,565
1995.....................................................      121,265           166,077

     Under the Partnership Agreement, the General Partners are entitled to participate in distributions of the Partnership's Cash Flow as described under the caption "Management Compensation" at pages 24 through 26 of the Prospectus. Cash distributions of $14,751, $59,005 and $103,400, were made to the General Partners during 1997, 1996 and 1995, respectively. The General Partners also share in the Partnership's net profits and net losses.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report.

     1. The Partnership's financial statements and supplementary information appear in a separate section of this Form 10-K commencing on pages referenced below:

Independent Auditor's Report................................   F-1
Financial Statements
  Balance Sheets............................................   F-2
  Statements of Operations..................................   F-3
  Statements of Partners' Capital...........................   F-5
  Statements of Cash Flow...................................   F-6
  Notes to Financial Statements.............................   F-8
Independent Auditor's Report on Information Accompanying the
  Basic Financial Statements................................  F-20
Schedule VIII -- Valuation and Qualifying Accounts and
  Reserves for Allowances for Doubtful Accounts.............  F-21
Schedule X -- Consolidated Supplementary Income Statement
  Information...............................................  F-22
Schedule XI -- Real Estate and Accumulated Depreciation.....  F-23

     2. Exhibits:

     Exhibits listed below which have been filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 or the Securities Exchange Act of 1934, and which were filed as noted below, are hereby incorporated by reference and made a part of this report with the same effect as if filed herewith.

2.      --   Purchase and Sale Agreement (the "Sale Agreement") dated
             February 3, 1997 (filed as an exhibit to the company's Form
             8-K filed February 18, 1997, and as an appendix to the
             Partnership's Consent Solicitation Statement dated March 12,
             1997).
3-A.    --   The Prospectus of the Registrant dated October 11, 1984 as supplemented August 8, 1985, August 14, 1985, October 2,
             1985 and November 21, 1985 and filed pursuant to Rule 424(b)
             under the Securities Act of 1933 and Preliminary Supplement and Amendment Number 5 dated November 29, 1985 is hereby
             incorporated herein by reference.
3-B.    --   Amended and Restated Articles of Limited Partnership set
             forth as Exhibit A to the Prospectus, incorporated herein by reference.

     (b) No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1997.

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

                                          RWB MEDICAL INCOME PROPERTIES 1
                                          LIMITED PARTNERSHIP

                                          RWB MANAGEMENT CORP.
                                          Managing General Partner

                                          By:     /s/ JOHN H. STODDARD
                                            ------------------------------------
                                                      John H. Stoddard
                                            President, Director, Chief Financial
                                                           Officer
                                              and Principal Accounting Officer

Date: March 30, 1998

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

                        NAME                                        POSITION                    DATE
                        ----                                        --------                    ----

                 /s/ JOHN M. DEBLOIS                     Chairman of the Board             March 30, 1998
-----------------------------------------------------
                   John M. DeBlois

                /s/ JOHN H. STODDARD                     President, Director, Chief        March 30, 1998
-----------------------------------------------------      Financial Officer and
                  John H. Stoddard                         Principal Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  27       --  Financial Data Schedule (for SEC use only)

                  RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                                  FINANCIAL STATEMENTS

                  FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                               Table of Contents

                                                                            Page
                                                                            ----
      Independent Auditors' Report                                          F-1

      Financial Statements
         Balance Sheets                                                     F-2
         Statements of Operations                                           F-3
         Statements of Partners' Capital                                    F-5
         Statements of Cash Flows                                           F-6
         Notes to Financial Statements                                      F-8

      Information Accompanying the Basic Financial Statements
         Independent Auditors' Report on Information
           Accompanying the Basic Financial Statements                      F-20
         Schedule of Valuation and Qualifying Accounts
           and Reserves for Allowances for Doubtful Accounts                F-21
         Schedule of Consolidated Supplementary Income
           Statement Information                                            F-22
         Schedule of Real Estate and Accumulated Depreciation               F-23

                                  [LETTERHEAD]



                          INDEPENDENT AUDITOR'S REPORT

To the Partners
RWB Medical Income Properties 1 Limited Partnership

We have audited the accompanying balance sheets of RWB Medical Income Properties 1 Limited Partnership as of December 31, 1997 and 1996 and the related statements of operations, partners' capital and cash flows for each of the three years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RWB Medical Income Properties 1 Limited Partnership as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.


/S/ Self, Maples & Copeland, P.C.
Oneonta, Alabama
January 23, 1998

              RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996


                                                      1997            1996
                                                  -----------     -----------
                 ASSETS
                 ------
  Current assets
    Cash and cash equivalents                     $ 4,849,227     $   766,621
    Patient accounts receivable, net of allowance
       for doubtful accounts of $191,707 in 1997
       and $930,869 in 1996                           157,399       3,172,977
    Interest receivable                                38,136              --
    Estimated third-party payor settlements                --         956,362
    Prepaid expenses and other assets                      --         130,423
                                                  -----------     -----------
       Total current assets                         5,044,762       5,026,383

  Property and equipment, net of accumulated
     depreciation and amortization                         --       8,067,068
  Deferred financing costs, less accumulated
     amortization of $0 in 1997 and
     $36,093 in 1996                                       --          10,985
                                                  -----------     -----------
       Total assets                               $ 5,044,762     $13,104,436
                                                  ===========     ===========

      LIABILITIES AND PARTNERS' CAPITAL
      ---------------------------------

  Current liabilities
    Current maturities of long-term debt                   --          80,000
    Accounts payable                                  250,638         809,741
    Accrued payroll and payroll taxes                      --         294,126
    Accrued vacation                                       --         190,526
    Accrued real estate taxes                              --             196
    Accrued insurance                                 150,576           4,888
    Accrued management fees                                --          55,285
    Patient deposits and trust liabilities                 --          66,502
    Other accrued expenses                            268,761          23,203
    Estimated third-party payor settlements         1,979,908         513,939
                                                  -----------      ----------
       Total current liabilities                    2,649,883       2,038,406

  Long-term debt, net of current maturities                --         813,333
  Due to affiliates                                    30,362         260,679
                                                  -----------      ----------
       Total liabilities                            2,680,245       3,112,418
                                                  -----------      ----------
  Partners' capital (deficit)
    Limited partners                                2,364,517      10,290,023
    General partners                                       --        (298,005)
                                                  -----------      ----------
       Total partners' capital                      2,364,517       9,992,018
                                                  -----------     -----------

       Total liabilities and partners' capital    $ 5,044,762     $13,104,436
                                                  ===========     ===========

                See accompanying notes to financial statements.

               RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995



                                           1997          1996          1995
                                       -----------   -----------   -----------
  Revenues
     Net patient service revenue       $ 5,246,078   $15,194,226   $13,503,777
     Other revenue                         136,296        32,390        25,998
                                       -----------   -----------   -----------
        Total revenue                    5,382,374    15,226,616    13,529,775
                                       -----------   -----------   -----------
  Operating expenses
     Professional care of patients       4,000,104     8,499,224     6,977,036
     Dietary                               445,682     1,045,674     1,022,914
     Household and plant                   506,882     1,165,942     1,169,583
     General and administrative          1,488,444     2,345,075     2,122,280
     Employee health and welfare           320,760       736,284       733,580
     Depreciation and amortization         119,262       495,705       506,128
     Lease                                 463,258            --            --
                                       -----------   -----------   -----------
        Total operating expenses         7,344,392    14,287,904    12,531,521
                                       -----------   -----------   -----------

        Operating income (loss)         (1,962,018)      938,712       998,254
                                       -----------   -----------   -----------
  Other income (expenses)
     Interest income                       326,293       102,804       112,432
     Interest expense                      (32,844)     (100,948)     (105,564)
     Provider fees                         (51,665)     (123,995)     (123,995)
                                       -----------   -----------   -----------
        Total other income (expenses)      241,784      (122,139)     (117,127)
                                       -----------   -----------   -----------

        Income (loss) before recognition
          of property sales and
          discontinued operations       (1,720,234)      816,573       881,127

  Gain on sale of properties             8,793,924            --            --

  Discontinued operations
     Loss on disposal of rental
       operations including the
       results of operations
       during phase-out period                  --            --    (1,575,134)
     Income (loss) from discontinued
       rental operations                    14,174      (308,413)     (207,707)
     Loss from discontinued
       operations                         (195,239)           --            --
                                       -----------   -----------   -----------
         Net income (loss)             $ 6,892,625   $   508,160   $  (901,714)
                                       ===========   ===========   ===========
  Net income (loss) attributable to
     limited partners                  $ 6,579,869   $   472,589   $  (933,103)
  Net income (loss) attributable to
     general partners                      312,756        35,571        31,389
                                       -----------   -----------   -----------
                                       $ 6,892,625   $   508,160   $  (901,714)
                                       ===========   ===========   ===========


                 See accompanying notes to financial statements.

               RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                           1997          1996          1995
                                       ----------    ----------    ----------
  Net income (loss) per limited
    partnership unit outstanding:
      Continuing operations            $   (69.88)   $    33.17    $    35.79
      Sale of properties                   364.62            --            --
      Discontinued operations               (7.35)       (12.53)       (76.55)
                                       ----------    ----------    ----------

         Net income (loss) per unit    $   287.39    $    20.64    $   (40.76)
                                       ==========    ==========    ==========



                 See accompanying notes to financial statements.

               RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                       Limited     Partners       General
                                         Units      Amount        Partners         Total
                                       -------   ------------    ---------      ------------
Partners' capital (deficit)
   December 31, 1994                   $22,895   $ 15,508,120    $(202,560)     $ 15,305,560

Distributions to partners
   ($173.56 per limited partnership
   unit outstanding)                        --     (3,973,656)    (103,400)       (4,077,056)

Net income before recognition
   of discontinued operations               --        819,448       61,679           881,127

Loss on disposal of rental
   operations including the
   results of operations
   during phase-out period                  --     (1,559,383)     (15,751)       (1,575,134)

Loss from discontinued
   rental operations                        --       (193,168)     (14,539)         (207,707)
                                       -------   ------------    ---------      ------------
Partners' capital (deficit)
   December 31, 1995                    22,895     10,601,361     (274,571)       10,326,790
                                       -------   ------------    ---------      ------------

Distributions to partners
   ($34.24 per limited
   partnership unit outstanding)            --       (783,927)     (59,005)         (842,932)

Net income before recognition
   of discontinued operations               --        759,413       57,160           816,573

Loss from discontinued
   rental operations                        --       (286,824)     (21,589)         (308,413)
                                       -------   ------------    ---------      ------------

Partners' capital (deficit)
   December 31, 1996                    22,895     10,290,023     (298,005)        9,992,018
                                       -------   ------------    ---------      ------------

Distributions to partners
   ($633.56 per limited
   partnership unit outstanding)            --    (14,505,375)     (14,751)      (14,520,126)

Net income (loss) before recognition
   of discontinued operations               --     (1,599,818)    (120,416)       (1,720,234)

Gain on property sales                      --      8,348,077      445,847         8,793,924

Loss from discontinued operations           --       (168,390)     (12,675)         (181,065)
                                       -------   ------------    ---------      ------------

Partners' capital (deficit)
   December 31, 1997                   $22,895   $  2,364,517    $      --      $  2,364,517
                                       =======   ============    =========      ============


                 See accompanying notes to financial statements.

               RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995



                                                1997           1996            1995
                                           ------------    ------------    ------------
Cash flows from operating activities:
  Cash received from patient care          $ 10,683,987    $ 14,147,312    $ 11,607,874
  Interest received                             288,157         102,804         112,432
  Other operating receipts                      136,296          32,390          25,998
  Cash paid to suppliers and employees       (7,865,320)    (14,041,741)    (11,417,373)
  Interest paid                                 (32,844)       (100,948)       (105,564)
  Provider fees                                 (51,665)       (123,995)       (123,995)
                                           ------------    ------------    ------------
  Net cash provided (used) by
    operating activities                      3,158,611          15,822          99,372
                                           ------------    ------------    ------------
Cash flows from investing activities:

  Capital expenditures                          (13,366)       (252,550)       (501,500)
  Proceeds from the sale of property         17,063,375              --       4,000,000
  Collections on notes receivable                    --       1,045,102          72,600
                                           ------------    ------------    ------------
  Net cash provided (used) by
    investing activities                     17,050,009         792,552       3,571,100
                                           ------------    ------------    ------------

Cash flows from financing activities:
  Net related party transactions             (1,218,199)         19,706          38,127
  Principal payments on debt obligations       (387,689)        (95,377)        (82,006)
  Distributions to partners                 (14,520,126)       (842,932)     (4,077,056)
                                           ------------    ------------    ------------
  Net cash provided (used) by
    financing activities                    (16,126,014)       (918,603)     (4,120,935)
                                           ------------    ------------    ------------
Net increase (decrease) in cash
    and cash equivalents                      4,082,606        (110,229)       (450,463)

Cash and cash equivalents, beginning
 of year                                        766,621         876,850       1,327,313
                                           ------------    ------------    ------------
Cash and cash equivalents, end of year     $  4,849,227    $    766,621    $    876,850
                                           ============    ============    ============

                 See accompanying notes to financial statements.

               RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995



                                                                                    1997          1996          1995
                                                                                 -----------    ---------    -----------
Reconciliation of net income (loss) to net
  cash provided by operating activities:

  Net income (loss)                                                              $ 6,892,625    $ 508,160    $  (901,714)
                                                                                 -----------    ---------    -----------
  Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:

    Depreciation and amortization                                                    119,262      495,705        701,554
    Provision for losses on accounts
      receivable                                                                          --      133,858         57,397
    (Gain) loss on disposal of property                                           (8,793,924)          --      1,575,134
    (Increase) decrease in:
      Patient accounts receivable, net                                             3,015,578     (691,991)    (1,736,914)
      Interest receivable                                                            (38,136)          --             --
      Estimated third-party payor
        settlements                                                                  956,362     (582,624)      (373,738)
      Prepaid expenses and other assets                                              (85,966)      (2,951)        56,071
    Increase (decrease) in:
      Accounts payable                                                              (559,103)     (24,962)       406,715
      Accrued expenses                                                               229,571       98,521        171,572
      Estimated third-party payor
        settlements                                                                1,465,969       96,794        157,352
      Other liabilities                                                              (43,627)     (14,688)       (14,057)
                                                                                 -----------    ---------    -----------
    Total adjustments                                                             (3,734,014)    (492,338)     1,001,086
                                                                                 -----------    ---------    -----------
  Net cash provided (used) by
    operating activities                                                         $ 3,158,611    $  15,822    $    99,372
                                                                                 ===========    =========    ===========
Supplemental schedule of noncash investing and financing activities:

  Note receivable taken for property sold                                        $        --    $      --    $ 1,000,000
                                                                                 ===========    =========    ===========


                 See accompanying notes to financial statements.

               RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      Organization

                  RWB Medical Income Properties 1 Limited Partnership (the Partnership) is a Louisiana partnership formed on July 7, 1984 to invest primarily in income-producing, health care related properties, such as doctors' office buildings and nursing homes. The Partnership operated and held for investment purposes income-producing nursing homes. The Partnership Offering (Offering) as represented by the Partnership Prospectus (Prospectus) dated October 11, 1984, provided for the sale of 25,000 Partnership units at a price of $1,000 per unit. The Partnership's first closing on the sale of units was March 20, 1985. The Offering closed on June 30, 1986.

                  As described in Note 14, the Partnership has sold all its fixed and operating assets and is in the process of liquidating the remainder of its assets for distribution to the partners and subsequent dissolution.

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

               RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS



                           - Net losses attributable to the sale or disposition of a Partnership property shall be allocated in a manner similar to above, except that limited and general partner accounts would be reduced pro rata to the amount of their respective capital investments, then, pro rata to zero, and for any remaining loss, 93% to the limited partners and 7% to the general partners. A minimum of 1% of losses shall be allocated to the general partner.

                  (c)      Principles of Consolidation

                           The financial statements for the year ended December 31, 1997 consolidate the accounts of the Partnership and its wholly owned subsidiary, Lakecrest Nursing Home, Inc. since May 1, 1995 (see Note 10). All material intercompany transactions have been eliminated.

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

                  (e)      Per Unit Information

                           Limited partnership information per unit is based on the number of partnership units outstanding of 22,895 in 1997, 1996 and 1995. Federal taxable income per unit outstanding is not necessarily reflective of a limited partner's actual per unit amount due to different tax allocations with respect to tax-exempt partners.

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

               RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


                  (g)      Income Taxes

                           Income is allocated to the individual partners and, therefore, no income taxes have been provided for in these financial statements.

                  (h)      Patient Service Revenues

                           Patient service revenue is recorded at the nursing homes' established rates with contractual adjustments ($6,733,479 in 1997, $11,576,458 in 1996 and
                           $7,184,277 in 1995) and provision for uncollectible accounts, bad debts ($0 in 1997, $133,858 in 1996, and $57,397 in 1995) and other discounts deducted to arrive at net patient service revenue.

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

                  (i)      Cash Equivalents Policy

                           For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

                  (j)      Uninsured Cash Balances

                           The Partnership maintains cash balances in several banks. Cash accounts at banks are insured by the FDIC for up to $100,000. Amounts in excess of insured limits were approximately $4,112,452 at December 31, 1997 and $242,789 at December 31, 1996.

                  (k)      Uses of Estimates

                           Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported

               RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS



                           revenues and expenses. Actual results could vary from the estimates that were assumed in preparing the financial statements.

Note 2.  CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of the following at December 31:



                                                                     1997                      1996
                                                                     ----                      ----

                  Cash                                           $4,051,627                $   15,386
                  Short-term securities                             797,600                   751,235
                                                                 ----------                ----------
                                                                 $4,849,227                $  766,621
                                                                 ==========                ==========


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

               RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


         A summary of property, equipment and accumulated depreciation at December 31, 1997 and 1996 is as follows:


                                                              1997                      1996
                                                              ----                      ----
                  Land                                     $        --               $   525,000
                  Buildings and improvements                        --                11,866,426
                  Furniture and equipment                           --                 1,309,265
                                                           -----------               -----------
                     Total                                          --                13,700,691
                  Accumulated depreciation
                    and amortization                                --                (5,633,623)
                                                           -----------               -----------
                     Net property and
                       equipment                           $        --               $ 8,067,068
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

               RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


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

         Rental income for Merrillville's lease was $220,000 in 1995, and $660,000 in 1994. Interest totaling $74,628 was accrued in 1994 and interest of $15,837 and penalties of $6,600 were assessed related to this receivable in 1993. Rental receivables totaled $1,026,210 at December 31, 1994. Collectibility of some of this rental income and related penalties and interest was considered doubtful and, accordingly, reserves of $272,447 in 1994 and $341,218 in 1993 were charged to bad debt expense. Loans for operating expenses, as explained in Note 4, were made to the lessee. The Partnership has other contractual agreements, as explained in Note 9, with entities that shared common ownership with the lessee of the Merrillville facility.

         Effective May 1, 1995, the Partnership purchased the stock of the lessee of the Merrillville facility as part of a plan to discontinue rental operations. In September 1995 the Partnership sold the Merrillville facility and terminated the lease (Note 10).

               RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


Note 6.  LONG-TERM DEBT

         Long-term debt at December 31, 1997, and 1996 is summarized as follows:


                                                                1997                      1996
                                                                ----                      ----
                  Prime plus 1% (9.25% at
                  December 31, 1996) mortgage
                  note payable in monthly
                  principal installments of $6,667
                  plus interest, with a final
                  balloon principal payment
                  due March 1, 1998                         $        --              $   893,333

                  Less amounts due in one year
                     or less                                         --                   80,000
                                                            -----------               ----------
                                                            $        --              $   813,333
                                                            ===========               ==========



         The mortgage note was secured by the Southpoint and Merry Wood real estate owned by the Partnership. The General Partner had guaranteed the debt, as well as pledged its stock and partnership interest. The management companies (see Note 9) had also guaranteed the debt and entered into a negative pledge agreement whereby they would not pledge, transfer or encumber their stock while the loan was outstanding. All management fees were subordinate to the debt. The loan document contained restrictive covenants associated with ratio and earnings requirements. Management is not aware of any conditions that existed that would have caused them to be in noncompliance with these requirements.

Note 7.  INCOME TAXES

         No provision for income taxes is made in the financial statements since taxable income is reported in the income tax returns of its partners. Differences between the net income as reported in the financial statements and Federal taxable income arise from the nature and timing of certain revenue and expense items. The following is a reconciliation of reported net income and Federal taxable income:

               RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


                                         1997         1996          1995
                                         ----         ----          ----
Net income (loss) as reported       $ 6,892,625    $ 508,160    $  (901,714)
Adjustments:
  Gain on sale                        2,093,644           --       2,343,824
  (Income) loss from consolidated
     C-corporation                      (14,174)     307,496       (142,073)
  Depreciation differences              (17,657)     (64,124)        36,485
  Insurance deductible                       --           --        (48,000)
  Travel and entertainment                2,557        8,655          8,797
  Bad debt reserve                      (15,417)      72,430       (582,317)
  Vacation accrual                     (190,523)      31,307            327
                                    -----------    ---------    -----------
    Federal taxable income          $ 8,751,055    $ 863,924    $   715,329
                                    ===========    =========    ===========
Federal taxable income per
   limited partnership unit
   outstanding                      $    368.57    $   35.09    $     29.06
                                    ===========    =========    ===========

Note 8.  RELATED PARTY TRANSACTIONS

         QualiCorp, Inc., the parent of RWB Management Corp. (the Managing General Partner of the Partnership), charged the Partnership property management fees totaling $49,940 in 1997, $141,924 in 1996 and $121,265 in 1995. QualiCorp charged the Partnership administrative expenses totaling $238,263 in 1997, $175,565 in 1996, and $166,077 in 1995.

         Details of the amounts due to affiliates at December 31 are as follows:


                                                                     1997                      1996
                                                                     ----                      ----

         Due to QualiCorp                                         $  30,362                 $ 260,679
                                                                  =========                 =========

         See Footnote 14 for sale of affiliated assets.

Note 9.  CONTRACTUAL AGREEMENTS

         On June 20, 1991, the Partnership entered into a management agreement whereby the Manager was required to perform certain services for the Southpoint facility. The agreement had an initial three-year term and was extended for three additional years in 1994. Fees were based on 6% of gross collected operating revenues not to exceed 6% of the gross collected operating revenues from July 1, 1990 to July 1, 1991 and increased by an inflation factor in 1992 and thereafter. Management fees charged to the Partnership were $211,470 in 1997, $480,119 in 1996, and $461,653 in 1995.

         On July 1, 1992, the Partnership entered into a management agreement whereby the Manager was required to perform certain

               RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS



         services for the Merry Wood facility. The agreement had an initial five-year term with one additional five-year option. Fees were based on 5% of gross collected operating revenues, excluding revenues solely attributed to reimbursement for provider taxes. Management fees charged to the Partnership were $78,636 in 1997, $183,297 in 1996 and $176,247 in 1995.

         The management agreements were amended on January 1, 1995. The amendment called for fixed monthly management fees of $38,471 at Southpoint and $14,687 at Merry Wood, with a cost of living factor equal to the greater of 4% per annum or the increase in the Consumer Price Index or such other measure mutually agreeable to the parties. The agreements expire December 31, 1998. Both agreements contained termination on sale clauses that were amended to base the fee on a sum equal to the discounted present value of the monthly management fee as of the date of termination of the agreement times the number of months remaining in the management agreement discounted to the date of termination at an annual interest rate of ten percent (10%). In addition, the parties agreed to terminate the Manager's right of first refusal.

         Commencing January 1, 1996, the Management Agreement was extended for a period of up to a maximum of eighteen months by one month for every month after January 1, 1996 in which the parties are engaged in the process of attempting to sell the Facilities. In the event of a sale of the Facilities, the termination on sale fee described above would be discounted to the date of termination at an annual rate of ten percent (10%) and then further discounted by a factor of thirty-three and one-third percent (33 1/3%). The sale as described in Note 14 includes the terminating settlement.

         The above agreements are with entities that are commonly owned. The property manager who owed the Partnership the first of the notes receivable described in Note 4 along with the lessor of the Merrillville, Indiana property who, prior to being purchased by the Partnership (Note 10), owed the Partnership the second note receivable described in Note 4 and the unpaid lease payments described in Note 5, are or were commonly owned with the above entities. Additionally, the seller of the equipment purchased at Merrillville as described in Note 10, is commonly owned with the above entities.

         Pursuant to the sales agreement described in Note 14, on April 1, 1997, the Partnership entered into a triple net lease with Omega HealthCare Investors, Inc. (Omega) to lease all of the properties the Partnership had previously sold to Omega. The lease expired on December 31, 1997 subject to various extension/termination rights of the Lessor. The Lessor exercised its option to terminate the lease on May 31, 1997. The lease payment was based on a fixed amount of operating expenses. The base rental lease expense for

               RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


         the two months was $409,558 and gross revenue was $53,700 in excess of operating expense for the same period. Total operating lease expense was $463,258.

Note 10. DISCONTINUED OPERATIONS

         Effective May 1, 1995, the Partnership purchased the stock of the lessee, now known as Lakecrest Nursing Home, Inc. for $500. The Partnership took over operations with the intent of selling the facility and discontinuing all rental activities. The transaction is accounted for as a purchase. In June 1995, the Partnership purchased various items of equipment that had been leased by Lakecrest Nursing Home, Inc. for $218,855. As explained in Note 9, the Partnership has other contractual agreements, with entities that shared common ownership with the lessee of the Merrillville facility. On September 1, 1995, the Partnership sold the Merrillville facility in exchange for a total of $5,000,000, payable with $4,000,000 in cash and note receivable of $1,000,000 (Note 4). The results of operations are consolidated for the period from May 1, 1995 to December 31, 1995 and for the years ended December 31, 1997 and 1996, and are included in the loss on disposal of rental operations. Pro forma results of operations for December 31, 1995 as though the Partnership and Lakecrest Nursing Home, Inc. had combined at the beginning of 1995 would have been stated as follows:

                                                         1995
                                                         ----

         Revenues                                    $14,897,120
                                                     ===========
         Net income (loss)                           $(1,099,390)
                                                     ===========
         Net income (loss) per limited
           partnership unit outstanding              $    (48.79)
                                                     ===========


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

               RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


Note 12. CONCENTRATIONS IN REVENUE SOURCES

         The Partnership provides patient care services under various third party agreements. The principal sources of revenue under these contracts are derived primarily through the Medicaid and Medicare programs, as well as contracts with private pay patients who do not qualify for assistance from the other programs. The percentage of the Joint Venture's income from each of these sources for the years ended December 31, 1997, 1996, and 1995 is as follows:


                                         1997               1996               1995
                                         ----               ----               ----
         Private pay patients           17.72%             15.35%              17.87%
         Medicaid                       42.15%             43.50%              50.57%
         Medicare                       40.13%             41.15%              31.56%
                                       ------             ------              ------

          Total                        100.00%            100.00%             100.00%
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

 Note 13. FAIR VALUE OF FINANCIAL INSTRUMENTS

          Financial Accounting Statement No. 107, Disclosures about Fair
          Value of Financial Instruments ("FAS 107") requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate the value. The assumptions used in the estimation of the fair value of the Company's financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Company, but rather represents a good-faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination or issuance. The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

             Cash and cash equivalents: The carrying amount approximates fair value because of the short period to maturity of the instruments.

             The other financial instruments of the Company are short-term assets and liabilities whose carrying amounts reported in the balance sheet approximate fair value. These items include accounts receivable and accounts payable.

 Note 14. SALE OF ASSETS

          On February 3, 1997, RWB Medical Income Properties 1 Limited Partnership entered into a purchase agreement with Omega HealthCare Investors, Inc. to sell all of the real and personal property of the nursing home facilities.

          The purchase price was allocated among the facilities as follows:


             Southpoint Manor (230 beds)               $12,550,000
             Merry Wood Lodge (124 beds)                 6,050,000
                                                       -----------

             Proceeds from sale                        $18,600,000
                                                       ===========

          Proceeds from the sale were reduced by expenses incurred as a result of the sale, cash offsets for liabilities assumed by the buyer and existing indebtedness. These payments approximated $2,784,000. They included $1,248,317 for termination of the management agreement as explained in Note 9.

          The closing took place on March 31, 1997. Approximately $600,000 of these proceeds were set aside in a joint signature account for the purpose of securing all of the seller's obligations under the purchase agreement. These funds will be available to the Partnership in the event that these obligations do not exceed the funds held in escrow.

          As described in Note 9, the Partnership continued to operate the nursing homes until May 31, 1997.

          In conjunction with the above sale, Omega HealthCare Investors, Inc. agreed to a similar purchase of assets from RWB Medical Properties Limited Partnership IV, of which an officer of QualiCorp, Inc. owns either directly or indirectly a 21.53% interest. This sale related to a 131 bed nursing home in Patterson, Louisiana and the purchase price for the assets was $5,350,000.

                                  [LETTERHEAD]




                        INDEPENDENT AUDITORS' REPORT
                          ON ADDITIONAL INFORMATION

        To the Partners
        RWB Medical Income Properties 1 Limited Partnership

        Our report on our audits of the basic financial statements of RWB Medical Income Properties 1 Limited Partnership for 1997 appears on page
        1. Those audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Valuation and Qualifying Accounts and Reserves for Allowances for Doubtful Accounts, Schedule of Consolidated Supplementary Income Statement Information, and Schedule of Real Estate and Accumulated Depreciation are presented for purposes of additional analysis and are not required parts of the basic financial statements. Such information has been subjected to the auditing procedures applied to the audits of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


        /S/ Self, Maples & Copeland. P.C.
        Oneonta, Alabama
        January 23, 1998

               RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP
                                  SCHEDULE VIII
                        VALUATION AND QUALIFYING ACCOUNTS
                AND RESERVES FOR ALLOWANCES FOR DOUBTFUL ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                       1997        1996          1995
                                   ---------    ---------    -----------
Balance at beginning of year       $ 930,869    $ 837,727    $ 1,233,671

Amounts charged to revenue          (739,162)     (40,716)       160,323

Bad debt expense and recording
  of losses realized related to
  Merrillville's operating lease          --           --       (613,665)

Write-offs                                --      133,858         57,398
                                   ---------    ---------    -----------

Balance at end of year             $ 191,707    $ 797,011    $   780,329
                                   =========    =========    ===========

               RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP
                                   SCHEDULE X
             CONSOLIDATED SUPPLEMENTARY INCOME STATEMENT INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                     1997         1996         1995
                                  ----------   ----------   ----------
Professional care of patients
     Salaries and wages           $1,764,215   $4,000,223   $3,982,347
     Ancillary service expense     1,684,693    3,343,906    1,927,683
     Supplies & pharmaceuticals      346,106      700,352      625,828

General and administrative

     Salaries and wages              277,407      446,017      359,481
     Accounting and auditing          65,295      121,760      117,375
     Insurance                       293,118      327,224      316,009
     Property tax                     57,088      134,365      133,409
     Management fees                 290,106      663,416      637,900
     Property management fees         49,940      141,924      121,265
     Cost reimbursement              238,263      175,565      166,077

Dietary
    Food cost                        192,231      444,992      433,544

Household and plant
    Repairs and maintenance           41,953       63,967      107,613
    Utilities                        119,654      281,561      267,383

Depreciation and amortization     $  119,262   $  495,705   $  701,554
                                  ==========   ==========   ==========

               RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP
                                   SCHEDULE XI
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                      FOR THE YEAR ENDED DECEMBER 31, 1997



                                         INITIAL COST              COSTS CAPITALIZED
                                      TO PARTNERSHIP(A)              SUBSEQUENT TO
                                                                      ACQUISITION
                                                 BUILDING AND                   CARRYING
   DESCRIPTION       ENCUMBRANCES       LAND     IMPROVEMENTS    IMPROVEMENTS     COST
------------------   ------------   -----------  ------------     ----------    ---------
SOUTHPOINT MANOR               --   $   500,000   $ 7,354,602     $1,671,208    $      --
MERRYWOOD                      --        25,000     3,743,335        419,912           --
                     ------------   -----------  ------------     ----------    ---------
                               --   $   525,000   $11,097,937     $2,091,120    $      --
                     ============   ===========  ============     ==========    =========




                                                                                                 LIFE ON WHICH
                      GROSS AMOUNT AT WHICH CARRIED                                               DEPRECIATION
                          AS OF DISPOSITION DATE(B)                                                IN LATEST
                                                                                                  STATEMENT OF
                                 BUILDING AND                ACCUMULATED     DATE OF      DATE    OPERATION IS
   DESCRIPTION          LAND     IMPROVEMENTS      TOTAL     DEPRECIATION CONSTRUCTION  ACQUIRED   COMPUTED
------------------  -----------  ------------   -----------  ------------ ------------  -------- -------------
SOUTHPOINT MANOR    $   500,000   $ 9,025,810   $ 9,525,810   $4,200,716     1984       09/03/86   30 YEARS
MERRYWOOD                25,000     4,163,247     4,188,247    1,549,816   1965/1975    10/01/86   30 YEARS
                    -----------  ------------   -----------  ------------ ------------  --------  ------------
                    $   525,000   $13,189,057   $13,714,057   $5,750,532
                    ===========  ============   ===========  ============


(A) The initial cost to the Partnership represents the original purchase price of the properties.

(B) The aggregate cost of real estate owned at the disposition date for Federal Income tax purposes was approximately $13,714,057.

(C) Reconciliation of real estate owned at December 31, 1997, 1996, and 1995:



                                                      1997           1996            1995
                                                  ------------    -----------   ------------
Balance at beginning of period                    $ 13,700,691    $13,454,968   $ 18,884,656
Additions                                               13,366        245,723        501,500
Reductions                                                  --             --       (142,335)
Sale of properties                                 (13,714,057)            --             --
Sale of Merrillville facility                               --             --     (5,788,853)
                                                  ------------    -----------   ------------
Balance at end of period                                    --    $13,700,691   $ 13,454,968
                                                  ============    ===========   ============



(D) Reconciliation of accumulated depreciation:

Balance at beginning of period                    $  5,633,623    $ 5,074,404   $  5,386,058
Depreciation expense                                   116,909        559,219        701,554
Reductions                                                  --             --       (142,335)
Sale of properties                                  (5,750,532)
Sale of Merrillville facility                               --             --       (870,873)
                                                  ------------    -----------   ------------
Balance at end of period                                    --    $ 5,633,623   $  5,074,404
                                                  ============    ===========   ============