Form 10-Q
period 1998-03-31
RWB MEDICAL INCOME PROPERTIES 1 LTD PARTNERSHIP
filed 1998-05-12
CIK 750457

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1998              Commission File Number 2-92396


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

   The number of limited partnership units outstanding at March 31, 1998 was 22,895.

                                TABLE OF CONTENTS


                                     PART I

                                                                                                  Page No.
Item 1.     Financial Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3 - 8

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . . .      9


                                     PART II

Item 6.     Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . .     10
            Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10

                                     PART I

                                     ITEM 1.

                              FINANCIAL INFORMATION

               RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                                      INDEX

                                                                                                  Page No.
Balance Sheets, March 31, 1998 and December 31, 1997 . . . . . . . . . . . . . . . . . . . . . .      4

Statements of Operations for the three
months ended March 31, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5

Statements of Partners' Capital for the three
months ended March 31, 1998 and December 31, 1997. . . . . . . . . . . . . . . . . . . . . . . .      6

Statements of Cash Flows for the three months ended
March 31, 1998 and 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7

Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8 - 9

               RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                                 Balance Sheets
                      March 31, 1998 and December 31, 1997
                                   (Unaudited)

         ASSETS                                                   1998              1997
         ------                                                ----------        ----------
Current Assets
    Cash and equivalents                                       $ 4,531,868       $ 4,849,227
    Accounts receivable, less allowance
        for doubtful accounts of $191,707 in 1998
        and $191,707 in 1997                                        61,933           157,399
    Interest receivable                                                 --            38,136
                                                               -----------       -----------
         Total current assets                                  $ 4,593,801       $ 5,044,762
                                                               ===========       ===========


     LIABILITIES AND PARTNERS' CAPITAL
     ---------------------------------

Current Liabilities
    Accounts payable                                           $    96,798       $   250,638
    Accrued insurance                                              150,576           150,576
    Other accrued expenses                                         178,792           268,761
    Estimated settlements due to third parties                   1,746,891         1,979,908
                                                               -----------       -----------
         Total current liabilities                               2,173,057         2,649,883

Due to affiliates                                                   25,086            30,362
                                                               -----------       -----------
         Total liabilities                                       2,198,143         2,680,245

Partners' capital
     Limited partners                                            2,395,658         2,364,517
                                                               -----------       -----------

         Total liabilities and partners' capital               $ 4,593,801       $ 5,044,762
                                                               ===========       ===========



        The accompanying notes are an integral part of these statements.

               RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                            Statements Of Operations
               For The Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)

                                                          1998            1997
                                                        --------       -----------
Income:
     Patient service revenues, net                      $     --       $ 4,065,294
     Other revenue                                            --             7,421
                                                        --------       -----------

         Total revenue                                        --         4,072,715
                                                        --------       -----------

Operating expenses:
     Costs of patient service                                 --         2,300,061
     Dietary                                                  --           259,103
     Household and plant                                      --           292,231
     General and administrative                               --           752,477
     Employee health and welfare                              --           176,981
     Depreciation and amortization                            --           119,262
                                                        --------       -----------

         Total operating expenses                             --         3,900,115
                                                        --------       -----------

         Operating income                                     --           172,600
                                                        --------       -----------

Other income (expense):
     Interest income                                      61,920            13,504
     Interest expense                                         --           (21,758)
     Provider fees                                            --           (30,999)
                                                        --------       -----------

     Total other income (expense)                         61,920           (39,253)
                                                        --------       -----------

Net income before recognition of gain on sales of
    properties and loss on discontinued operations        61,920           133,347

Gain on sales of properties                                   --         7,480,586
Income (loss) from discontinued operations               (30,779)          (72,812)
                                                        --------       -----------

     Net income                                         $ 31,141       $ 7,541,121
                                                        ========       ===========

Net income per weighted average
limited partnership unit outstanding                    $   1.36       $    329.19
                                                        ========       ===========



        The accompanying notes are an integral part of these statements.

               RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                         Statements of Partners' Capital
         For the Three Months Ended March 31, 1998 and December 31, 1997
                                   (Unaudited)

                                                    Limited Partners
                                                Unit               Amount
                                                ----               ------
Partners' capital,
    December 31, 1997                          22,895            $2,364,517

Net income                                                           31,141
                                               ------            ----------

Partners' capital,
    March 31, 1998                             22,895            $2,395,658
                                               ======            ==========

               RWB MEDICAL INCOME PROPERTIES 1 LIMITED PARTNERSHIP

                            Statements of Cash Flows
                   Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)

                                                                   1998              1997
                                                               -----------       -----------
Cash flows from operating activities:
     Cash received from patient care                           $    95,466       $ 5,001,899
     Cash paid to suppliers and employees                         (507,605)       (3,420,737)
     Interest received                                             100,056            13,504
     Interest paid                                                      --           (21,757)
     Provider fees                                                      --           (30,999)
     Other operating receipts                                           --             7,421
                                                               -----------       -----------
         Net cash provided (used) by operating activities         (312,083)        1,549,331
                                                               -----------       -----------
Cash flows from investing activities:
     Cash payments for capital expenditures                             --           (13,364)
                                                               -----------       -----------
         Net cash provided (used) by investing activities               --           (13,364)
                                                               -----------       -----------

Cash flows from financing activities:
     Principal payment on debt obligations                              --            (6,268)
     Net borrowings (payments) to related parties                   (5,276)         (137,782)
     Distributions to partners                                          --          (210,732)
                                                               -----------       -----------
         Net cash used by financing activities                      (5,276)         (354,782)
                                                               -----------       -----------

Net increase (decrease) in cash                                   (317,359)        1,181,185

Cash and equivalents, beginning of period                        4,849,227           766,621
                                                               -----------       -----------

Cash and equivalents, end of period                            $ 4,531,868       $ 1,947,806
                                                               ===========       ===========

Reconciliation of net income to net cash
     provided by operating activities:
Net income                                                     $    31,141       $ 7,541,121
Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation and amortization                                      --           119,262
     Gain on sale of property                                           --        (7,480,586)
(Increase) decrease in:
     Accounts receivable                                            95,466           589,191
     Third party receivables                                        38,136           347,416
     Prepaid expenses and other assets                                  --          (141,338)
Increase (decrease) in:
     Accounts payable and accrued expenses                        (243,809)          574,265
     Estimated settlement due to third parties                    (233,017)               --
                                                               -----------       -----------

Net cash provided by operating activities                      $  (312,083)      $ 1,549,331
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

       Footnote disclosures which would substantially duplicate those contained in the December 31, 1997 audited financial statements have been omitted from this report.

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

       Aggregate net proceeds from the sale of the Properties was $17,063,375, which was held by the escrow agent at March 31, 1997. The net proceeds and other assets of the Partnership will be distributed to the Limited Partners of the Partnership in the anticipated liquidation of the Partnership as described in the Partnership's Current Report on Form 8-K dated February 18, 1997.

       In connection with the closing of the sale of the Properties, the Partnership entered into an interim lease of the Properties pursuant to the terms of the Sale Agreement and under which the Partnership will provide for management and operation of the Properties for an interim period. The interim lease was terminated on May 31, 1997.

(3)    Related Party Transactions

       Through March 31, 1998 QualiCorp, Inc., the parent of RWB Management Corp. (the Managing General Partner of the Partnership) charged $25,086 of administrative expense to the Partnership.

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

                                     ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Cash and equivalents balances totaled $4,531,868 at March 31, 1998, a decrease of $317,359 from December 31, 1997. This decrease was due to settlement of third party liabilities, primarily Medicare issues, and accounts payable, offset by accounts receivable collections.

Prior to May 31, 1998, the Partnership will pay distributions to Limited Partners totaling $1,098,960, or $48 per unit.

The Partnership will make a final distribution of any remaining funds following the expiration of the periods within which claims for breach of representation and warranties and claims by Medicare, Medicaid or other third parties may be made against the Partnership either by contract or under applicable law.

Operations

The Partnership's net income for the quarter ended March 31, 1998 was $31,141, as interest income totaled $61,920 and expenses from discontinued operations totaled $30,779. Comparisons to the quarter ended March 31, 1997 show substantial differences, primarily due to the fact the Partnership suspended all business operations on May 31, 1997.

                                     PART II
Item 6.  Exhibits and reports on 8K
     A. Exhibits - 27 Financial Data Schedule (for SEC purposes only).
     B. No reports on Form 8-K were filed during the first quarter ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RWB MEDICAL INCOME PROPERTIES 1
LIMITED PARTNERSHIP
Registrant

By:      /s/ John H. Stoddard                               Date:    May 6, 1998
         ----------------------------------------                    -----------
         John H. Stoddard
         President and Chief Financial Officer
         RWB Management Corp.
         Managing General Partner